Form 10-Q
period 2003-09-30
CRIIMI MAE INC
filed 2003-11-14
CIK 847322

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

For the quarter ended September 30, 2003        Commission file number 1-10360

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding as of November 11, 2003
          -----                          -----------------------------------
Common Stock, $0.01 par value                        15,307,932

                                 CRIIMI MAE INC.

                          Quarterly Report on Form 10-Q



                                                                         Page
                                                                         ----
PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2003
          (unaudited) and December 31, 2002...............................  3

         Consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2002 (unaudited).................... 4

         Consolidated Statements of Changes in Shareholders' Equity
          for the nine months ended September 30, 2003 (unaudited)........  5

         Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2003 and 2002 (unaudited)............  6

         Notes to Consolidated Financial Statements (unaudited)...........  7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................. 40

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....... 67

Item 4.  Controls and Procedures.......................................... 69

PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K................................. 70

Signature ................................................................ 72

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                            CRIIMI MAE INC.
                      CONSOLIDATED BALANCE SHEETS

                                                                             September 30,           December 31,
                                                                                 2003                    2002
                                                                         ----------------------  ----------------------
                                                                              (Unaudited)
Assets:
  Mortgage assets:
    Subordinated CMBS pledged to secure recourse debt, at fair value             $ 528,257,275           $ 535,507,892
    CMBS pledged to secure Securitized Mortgage
         Obligations - CMBS, at fair value                                         332,062,684             326,472,580
    Other MBS, at fair value                                                         3,904,944               5,247,771
    Insured mortgage securities, at fair value                                     168,293,213             275,340,234
  Equity investments                                                                 3,955,591               6,247,868
  Other assets                                                                      26,643,950              24,987,348
  Receivables                                                                       17,649,861              16,293,489
  Servicing other assets                                                             9,540,349              13,775,138
  Servicing cash and cash equivalents                                                2,489,700              12,582,053
  Other cash and cash equivalents                                                   14,461,302              16,669,295
  Restricted cash and cash equivalents                                                       -               7,961,575
                                                                         ----------------------  ----------------------
Total assets                                                                   $ 1,107,258,869         $ 1,241,085,243
                                                                         ======================  ======================

Liabilities:
  Bear Stearns variable rate secured debt                                        $ 297,500,000         $             -
  BREF senior subordinated secured note                                             31,266,667                       -
  Securitized mortgage obligations:
    Collateralized bond obligations-CMBS                                           288,377,418             285,844,933
    Collateralized mortgage obligations-
       insured mortgage securities                                                 157,217,861             252,980,104
  Mortgage payable                                                                   7,303,276               7,214,189
  Payables and accrued expenses                                                     11,472,312              26,675,724
  Servicing liabilities                                                              2,268,213                 756,865
  Exit variable-rate secured borrowing                                                       -             214,672,536
  Series A senior secured notes                                                              -              92,788,479
  Series B senior secured notes                                                              -              68,491,323
                                                                         ----------------------  ----------------------
Total liabilities                                                                  795,405,747             949,424,153
                                                                         ----------------------  ----------------------
Shareholders' equity:
  Preferred stock, $0.01 par; 75,000,000 shares
     authorized; 3,424,992 shares issued and outstanding                                34,250                  34,250
  Common stock, $0.01 par; 300,000,000 shares
     authorized; 15,263,006 and 13,945,068 shares
      issued and outstanding, respectively                                             152,630                 139,451
  Accumulated other comprehensive income                                           114,803,213             102,122,057
  Deferred compensation                                                               (642,857)                (19,521)
  Warrants outstanding                                                               2,564,729                       -
  Additional paid-in capital                                                       632,661,204             620,411,938
  Accumulated deficit                                                             (437,720,047)           (431,027,085)
                                                                         ----------------------  ----------------------

Total shareholders' equity                                                         311,853,122             291,661,090
                                                                         ----------------------  ----------------------

Total liabilities and shareholders' equity                                     $ 1,107,258,869         $ 1,241,085,243
                                                                         ======================  ======================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     CRIIMI MAE INC.
            CONSOLIDATED STATEMENTS OF INCOME
                       (Unaudited)

                                                                   For the three months               For the nine months
                                                                    ended September 30,                ended September 30,
                                                                   2003            2002               2003            2002
                                                              ---------------  --------------    ---------------  --------------
                                                                                                                  (as adjusted-
                                                                                                                      Note 2)
Interest income:
  CMBS                                                          $ 22,121,471    $ 25,678,715       $ 66,307,216    $ 76,815,219
  Insured mortgage securities                                      3,486,162       5,829,458         12,413,163      18,468,181
                                                              ---------------  --------------    ---------------  --------------
  Total interest income                                           25,607,633      31,508,173         78,720,379      95,283,400
                                                              ---------------  --------------    ---------------  --------------
Interest and related expenses:
  Bear Stearns variable rate secured debt                          3,550,104               -         10,047,040               -
  BREF senior subordinated secured note                            1,261,084               -          3,519,973               -
  Exit variable-rate secured borrowing                                     -       3,700,424            859,106      11,397,375
  Series A senior secured notes                                            -       2,889,054          2,130,722       8,781,875
  Series B senior secured notes                                            -       3,480,499          2,697,006      10,289,704
  Fixed-rate collateralized bond obligations-CMBS                  7,032,898       6,397,966         19,775,900      19,337,866
  Fixed-rate collateralized mortgage obligations - insured
    securities                                                     5,353,098       5,642,316         15,028,861      18,297,034
  Hedging expense                                                    274,167         353,085            900,655         749,412
  Other interest expense                                             240,179         245,984            711,556         743,966
                                                              ---------------  --------------    ---------------  --------------
  Total interest expense                                          17,711,530      22,709,328         55,670,819      69,597,232
                                                              ---------------  --------------    ---------------  --------------
Net interest margin                                                7,896,103       8,798,845         23,049,560      25,686,168
                                                              ---------------  --------------    ---------------  --------------
  General and administrative expenses                             (3,027,061)     (2,782,419)        (8,815,893)     (8,588,203)
  Deferred compensation expense                                      (23,810)        (16,732)           (43,331)        (93,422)
  Depreciation and amortization                                     (131,472)       (312,388)          (450,296)       (920,928)
  Servicing revenue                                                2,425,138       2,976,371          7,314,725       8,233,944
  Servicing general and administrative expenses                   (2,500,850)     (2,222,008)        (6,824,975)     (6,847,992)
  Servicing amortization, depreciation, and impairment expenses     (293,090)       (508,000)        (1,180,842)     (1,418,810)
  Servicing restructuring expenses                                    (6,301)              -           (150,672)       (141,240)
  Servicing gain on sale of servicing rights                               -          34,309                  -       4,851,907
  Income tax benefit (expense)                                       323,704         481,256            509,934        (427,520)
  Equity in earnings from investments                                 91,006          98,005            212,341         330,747
  Other income, net                                                  292,549         711,923            988,208       2,142,354
  Net losses on mortgage security dispositions                      (749,305)       (310,722)          (522,805)       (567,014)
  Impairment on CMBS                                              (4,704,878)    (29,884,497)       (13,652,756)    (35,035,588)
  BREF maintenance fee                                              (434,000)              -         (1,229,667)              -
  Executive contract termination costs                            (2,875,699)              -         (2,875,699)              -
  Hedging ineffectiveness                                         (1,930,198)              -         (1,930,198)              -
  Recapitalization expenses                                                -        (438,889)        (3,148,841)       (683,333)
  Gain on extinguishment of debt                                           -               -          7,337,424               -
                                                              ---------------  --------------    ---------------  --------------
                                                                 (13,544,267)    (32,173,791)       (24,463,343)    (39,165,098)
                                                              ---------------  --------------    ---------------  --------------
Net loss before cumulative effect of change in accounting
  principle                                                       (5,648,164)    (23,374,946)        (1,413,783)    (13,478,930)
Cumulative effect of adoption of SFAS 142                                  -               -                  -      (9,766,502)
                                                              ---------------  --------------    ---------------  --------------
Net loss before dividends paid or accrued on preferred shares     (5,648,164)    (23,374,946)        (1,413,783)    (23,245,432)

Dividends paid or accrued on preferred shares                     (1,726,560)     (1,726,560)        (5,279,179)     (7,602,537)
                                                              ---------------  --------------    ---------------  --------------
Net loss to common shareholders                                 $ (7,374,724)  $ (25,101,506)      $ (6,692,962)  $ (30,847,969)
                                                              ===============  ==============    ===============  ==============
Earnings per common share:
      Basic - before cumulative effect of change in accounting
        principle                                               $      (0.49)  $       (1.80)      $      (0.44)  $       (1.55)
                                                              ===============  ==============    ===============  ==============
      Basic - after cumulative effect of change in accounting
        principle                                               $      (0.49)  $       (1.80)      $      (0.44)  $       (2.26)
                                                              ===============  ==============    ===============  ==============
      Diluted - before cumulative effect of change in accounting
        principle                                               $      (0.49)  $       (1.80)      $      (0.44)  $       (1.55)
                                                              ===============  ==============    ===============  ==============
      Diluted - after cumulative effect of change in accounting
        principle                                               $      (0.49)  $       (1.80)      $      (0.44)  $       (2.26)
                                                              ===============  ==============    ===============  ==============

  Shares used in computing basic earnings per share               15,204,913      13,926,600         15,114,173      13,635,656
                                                              ===============  ==============    ===============  ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 CRIIMI MAE INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the nine months ended September 30, 2003
                                   (Unaudited)

                                      Preferred  Common                              Accumulated
                                        Stock    Stock     Additional                    Other                              Total
                                         Par      Par       Paid-in    Accumulated  Comprehensive   Warrants  Deferred Shareholders'
                                        Value    Value      Capital      Deficit        Income    Outstanding  Comp.       Equity
                                      --------   -----    ----------  ------------  ------------- ----------- -------- -------------
Balance at December 31, 2002
   as previously reported             $34,250 $ 139,451  $619,197,711  $(429,812,858) $102,122,057 $        - $(19,521)$291,661,090
   Adjustment for preferred
    stock issuance costs (Note 2)           -         -     1,214,227     (1,214,227)            -          -        -            -
                                      -------- -------- --------------  -------------- ------------- ---------- ------  ------------

Adjusted balance at December 31, 2002  34,250   139,451   620,411,938   (431,027,085)  102,122,057          -  (19,521) 291,661,090

   Net income before dividends paid or
    accrued on preferred shares             -         -             -     (1,413,783)            -          -        -   (1,413,783)
   Adjustment to unrealized gains and
    losses on mortgage assets               -         -             -              -     8,327,381          -        -    8,327,381
   Adjustment to unrealized gains and losses
    on derivative financial instruments     -         -             -              -     4,353,775          -        -    4,353,775
   Dividends paid on preferred share        -         -             -     (5,279,179)            -          -        -   (5,279,179)
   Common stock issued                      -    12,599    13,600,308              -             -          -        -   13,612,907
   Restricted stock issued                  -       580       666,087              -             -          - (666,667)           -
   Amortization of deferred compensation    -         -             -              -             -          -   43,331       43,331
   Accelerated vesting of stock options     -         -       547,600              -             -          -        -      547,600
   Warrants issued                          -         -    (2,564,729)             -             -  2,564,729        -            -
                                     -------- --------- ------------- --------------  ------------ ---------- --------  ------------
Balance at September 30, 2003        $ 34,250 $ 152,630  $632,661,204  $(437,720,047) $114,803,213 $2,564,729$(642,857)$311,853,122
                                     ======== ========= ============= ==============  ============ ========== ========  ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           CRIIMI MAE INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                                            For the nine months ended September 30,
                                                                                   2003                  2002
                                                                           ---------------------  -------------------
Cash flows from operating activities:
    Net loss before dividends paid or accrued on preferred shares                  $ (1,413,783)       $ (23,245,432)
    Adjustments to reconcile net loss before dividends paid or accrued on preferred shares to net cash provided by operating activities:
       Gain on extinguishment of debt (non-cash portion)                             (7,787,370)                   -
       Amortization of discount and deferred financing costs on debt                  8,181,400            4,351,381
       Discount amortization on mortgage assets, net                                 (7,925,150)          (8,784,389)
       Accrual of extension fees related to Exit Debt                                   336,921            3,189,836
       Depreciation and other amortization                                              450,296              920,928
       Net losses on mortgage security dispositions                                     522,803              567,014
       Equity in earnings from investments                                             (212,341)            (330,747)
       Servicing amortization, depreciation and impairment                            1,180,842            1,418,810
       Hedging expense                                                                  900,655              749,412
       Recapitalization expenses (non-cash portion)                                   1,079,463                    -
       Amortization of deferred compensation                                             43,331               93,422
       Impairment on CMBS                                                            13,652,756           35,035,588
       Interest accreted to debt                                                      1,266,667            2,237,808
       Hedging ineffectiveness expense                                                1,930,198                    -
       Gain on sale of servicing rights                                                       -           (4,851,907)
       Cumulative effect of adoption of SFAS 142                                              -            9,766,502
       Changes in assets and liabilities:
          Decrease in restricted cash and cash equivalents                            7,961,575           30,338,328
          Increase in receivables and other assets                                     (137,456)          (2,439,587)
          Decrease in payables and accrued expenses                                  (3,105,145)          (3,569,388)
          (Increase) decrease in servicing other assets                                (182,260)           3,623,587
          Increase (decrease) in servicing liabilities                                1,511,348           (2,565,072)
       Sales (purchases) of other MBS, net                                            1,358,699             (348,882)
                                                                           ---------------------  -------------------
       Net cash provided by operating activities                                     19,613,449           46,157,212
                                                                           ---------------------  -------------------
Cash flows from investing activities:
    Proceeds from mortgage security prepayments and dispositions                    104,793,816           51,467,197
    Proceeds from prepayment of mezzanine loan                                        1,696,749                    -
    Distributions received from AIM Limited Partnerships                              2,101,912            2,190,497
    Receipt of principal payments from insured mortgage securities                    2,231,261            2,783,761
    Cash received in excess of income recognized on subordinated CMBS                 4,270,088            2,448,171
    Proceeds from sale of servicing rights by CMSLP                                           -            8,180,561
    Purchases of investment-grade CMBS by CMSLP                                               -           (9,905,520)
    Sales of investment-grade CMBS by CMSLP                                           3,316,508                    -
                                                                           ---------------------  -------------------
       Net cash provided by investing activities                                    118,410,334           57,164,667
                                                                           ---------------------  -------------------
Cash flows from financing activities:
    Principal payments on securitized mortgage debt obligations                     (98,651,367)         (51,803,306)
    Principal payments on recourse debt                                            (378,452,338)         (27,668,184)
    Principal payments on secured borrowings and other debt obligations                 (79,910)             (74,160)
    Proceeds from issuance of debt                                                  330,000,000                    -
    Payment of debt issuance costs                                                   (6,294,562)                   -
    Payment of dividends on preferred shares                                        (10,458,859)                   -
    Proceeds from the issuance of common stock, net                                  13,612,907               43,431
    Redemption of Series E Preferred Stock, including accrued dividends                       -          (18,733,912)
                                                                           ---------------------  -------------------
       Net cash used in financing activities                                       (150,324,129)         (98,236,131)
                                                                           ---------------------  -------------------
Net (decrease) increase in other cash and cash equivalents                          (12,300,346)           5,085,748

Cash and cash equivalents, beginning of period (1)                                   29,251,348           17,298,873
                                                                           ---------------------  -------------------
Cash and cash equivalents, end of period (1)                                       $ 16,951,002         $ 22,384,621
                                                                           =====================  ===================

(1) Comprised of Servicing cash and cash equivalents and Other cash and cash equivalents.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 CRIIMI MAE INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

General

     CRIIMI MAE Inc. (together with its consolidated subsidiaries, unless the context otherwise indicates, We or CRIIMI MAE) is a commercial mortgage company structured as a self-administered real estate investment trust (or REIT). We currently own, and manage, primarily through our servicing subsidiary, CRIIMI MAE Services Limited Partnership (CMSLP or CRIIMI MAE Services), a significant portfolio of commercial mortgage-related assets. We have focused primarily on non-investment grade (rated below BBB- or unrated) commercial mortgage-backed securities (subordinated CMBS). As the holder of the most subordinate tranches, we are exposed to a higher risk of losses.

     Our core holdings are subordinated CMBS ultimately backed by pools of commercial mortgage loans on retail, multifamily, hotel, and other commercial real estate. We also own directly and indirectly government-insured mortgage backed securities and a limited number of other assets. We also are a trader in CMBS, residential mortgage-backed securities, agency debt securities and other fixed income securities.

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

o Bear Stearns Secured Financing. - We received $300 million in secured financing in the form of a repurchase transaction from a unit of Bear, Stearns & Co., Inc. We refer to the secured financing as the Bear Stearns Debt and the unit of Bear Stearns & Co., Inc. as Bear Stearns.

o New Leadership. - Barry S. Blattman joined CRIIMI MAE as Chairman of the Board, Chief Executive Officer and President. Mr. Blattman has more than 15 years of experience in commercial real estate finance, which included overseeing the real estate debt group at Merrill Lynch from 1996 to 2001. Mr. Blattman is also the managing member of Brascan Real Estate Financial Partners LLC, which owns 100% of the general partner of BREF Fund. In addition, on September 15, 2003, Mark R. Jarrell, a director, assumed the position of President and Chief Operating Officer. Upon appointment as President, Mr. Jarrell resigned as director. Mr. Blattman continues as our Chairman of the Board and Chief Executive Officer.

     See Notes 6 and 12 for a further discussion of these debt and equity financings.

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

     Our future use of NOLs for tax purposes could be substantially limited in the event of an "ownership change" as defined under Section 382 of the Internal Revenue Code. As a result of these limitations imposed by Section 382 of the Internal Revenue Code, in the event of an ownership change, our ability to use our NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards cannot be fully utilized under these limitations within the carryforward periods, the NOL carryforwards would expire unutilized. Accordingly, after any ownership change, our ability to use our NOLs to reduce or offset taxable income would be substantially limited or not available under
Section 382. In general, a company reaches the "ownership change" threshold if the "5% shareholders" increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of the company's capital stock. If an "ownership change" occurs under Section 382 of the Internal Revenue Code, our prospective use of our accumulated and unused NOL and the remaining January 2000 Loss of a combined total amount of approximately $317.0 million as of September 30, 2003 will be limited.

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

     To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement). According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Other Real Estate Interests and that certain of our government insured mortgage securities also constitute Qualifying Interests. In accordance with current SEC staff interpretations, we believe that all of our subordinated CMBS constitute Other Real Estate Interests and that certain of our subordinated CMBS also constitute Qualifying Interests. On certain of our subordinated CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related subordinated CMBS constitute Qualifying Interests. As of September 30, 2003, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.

     If the SEC or its staff were to take a different position with respect to whether such subordinated CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or
(ii) to register as an investment company, either of which could have a material adverse effect on us. If we were required to change the manner in which we conduct our business, we would likely have to dispose of a significant portion of our subordinated CMBS or acquire significant additional assets that are Qualifying Interests. Alternatively, if we were required to register as an investment company, we expect that our operating expenses would significantly increase and that we would have to significantly reduce our indebtedness, which could also require us to sell a significant portion of our assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms, or at all. There are restrictions under certain of the operative documents evidencing our obligations, which could limit possible actions we may take in response to any need to modify our business plan in order to register as an investment company or avoid the need to register. Certain dispositions or acquisitions of assets could require approval or consent of certain holders of these obligations. Any such results could have a material adverse effect on us.

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

     In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of September 30, 2003 and December 31, 2002 (audited), the consolidated results of operations for the three and nine months ended September 30, 2003 and 2002, and the consolidated cash flows for the nine months ended September 30, 2003 and 2002. The accompanying consolidated financial statements include the financial results of CRIIMI MAE and all of our majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Income Recognition and Carrying Basis

     Subordinated CMBS

     We recognize income on our subordinated CMBS in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Under EITF 99-20, we calculate a revised yield based on the current amortized cost of the investment and the revised future cash flows when there has been a change in estimated future cash flows from the cash flows previously projected (generally due to credit losses and/or prepayment speeds). This revised yield is applied prospectively to recognize interest income. We classify our subordinated CMBS as "available for sale" and carry them at fair market value and temporary changes in fair value are recorded as a component of shareholders' equity.

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

     Other Mortgage-Backed Securities

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

Impairment

     Subordinated CMBS

     We assess each subordinated CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: (1) our revised projected cash flows related to the subordinated CMBS and the subordinated CMBS's current cost basis result in a decrease in the yield compared to what was previously used to recognize income, or (2) fair value has been below amortized cost for a significant period of time and we conclude that we no longer have the ability or intent to hold the security for the period that fair value is expected to be below amortized cost through the period of time we expect the value to recover to amortized cost. This decrease in yield would be primarily a result of the credit quality of the security declining and a determination that the current estimate of expected future credit losses exceeds credit losses as originally projected or that expected credit losses will occur sooner than originally projected. The amount of impairment loss is measured by comparing the fair value, based on available market information and management's estimates, of the subordinated CMBS to its current amortized cost basis; the difference is recognized as a loss in the income statement. We assess current economic events and conditions that impact the value of our subordinated CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred. During the three months ended September 30, 2003 and 2002, we recognized impairment charges of $4.7 million and $29.9 million on our subordinated CMBS, respectively. During the nine months ended September 30, 2003 and 2002, we recognized approximately $13.7 million and $35.0 million of impairment charges on our subordinated CMBS, respectively. See Note 4 for further discussion of the impairment charges.

     Insured Mortgage Securities

     We assess each insured mortgage security for other than temporary impairment when the fair market value of the asset declines below amortized cost for a significant period of time and we conclude that we no longer have the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of an insured mortgage security to its current amortized cost basis, with the difference recognized as a loss in the income statement. We did not recognize any impairment on our insured mortgage securities during the three and nine months ended September 30, 2003 and 2002.

     Equity Investments

     We recognize impairment on our investments accounted for under the equity method if a decline in the market value of the investment below its carrying basis is judged to be "other than temporary". During 2003, American Insured Mortgage Investors, American Insured Mortgage Investors - Series 85, L.P., American Insured Mortgage Investors L.P. - Series 86 and American Insured Mortgage Investors L.P. - Series 88 (collectively referred to as the AIM Limited Partnerships for which we serve through a subsidiary as the general partner, own a partnership interest from 2.9% to 4.9% in each of the partnerships, and own a 20% interest in the advisor to each partnership) experienced a significant amount of prepayments of their insured mortgages. These prepayments reduced cash flows on our 20% investment in the advisor to the AIM Limited Partnerships. As a result, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the advisor to the AIM Limited Partnerships evaluated its investment in the advisory contracts for impairment. The estimated future undiscounted cash flows from this investment were projected to be less than the book value of the investment as of June 30, 2003. As a result, the advisor believed that its investment in the advisory contracts was impaired at June 30, 2003. The advisor estimated the fair value of its investment using a discounted cash flow methodology. The advisor wrote down the value of its investment in the advisory contracts to the AIM Limited Partnerships and recorded an impairment charge. We recorded our portion of the impairment charge, totaling approximately $109,000, during the second quarter of 2003. This impairment charge is included in Equity in earnings from investments in our Consolidated Statement of Income. This investment is included in our Portfolio Investment segment. We did not recognize any impairment charges on our equity investments during the three months ended September 30, 2003 or the three and nine months ended September 30, 2002.

     As a result of the significant prepayments experienced by the AIM Limited Partnerships, CMSLP's cash flows from its subadvisory contracts with the AIM Limited Partnerships have been reduced. As a result, in accordance with SFAS No. 142 and SFAS No. 144, we evaluated CMSLP's investment in the subadvisory contracts for impairment. Our estimated future undiscounted cash flows from this investment were projected to be less than the book value on the investment at June 30, 2003. As a result, we believed that CMSLP's investment in the subadvisory contracts was impaired at June 30, 2003. We estimated the fair value of the investment using a discounted cash flow methodology. We wrote down the value of CMSLP's investment in the subadvisory contracts with the AIM Limited Partnerships and recorded an impairment charge of approximately $198,000 during the second quarter of 2003, which is included in Servicing amortization, depreciation and impairment expenses in our Consolidated Statement of Income. We made no adjustments for the three months ended September 30, 2003.

Consolidated Statements of Cash Flows

     The following is the supplemental cash flow information:

                                                 Three months ended September 30,     Nine months ended September 30,
                                                      2003             2002              2003             2002
                                                  -------------    --------------    ------------    -------------
      Cash paid for interest                       $12,425,296      $15,854,513      $47,247,682      $53,009,882
      Cash paid for income taxes                       (26,144)         190,500          254,856          924,800
      Non-cash investing and financing activities:
           Restricted stock issued                     666,667               --          666,667          129,675
           Preferred stock dividends paid in shares
            of common stock                                 --               --               --        3,444,792


Comprehensive Income

     The following table presents comprehensive income for the three and nine months ended September 30, 2003 and 2002:

                                                 Three months ended September 30,       Nine months ended September 30,
                                                     2003               2002               2003                2002
                                                 -------------    -----------------    --------------     ---------------
      Net loss before dividends paid
          or accrued on preferred shares         $ (5,648,164)     $(23,374,946)        $(1,413,783)       $(23,245,432)
      Adjustment to unrealized gains and
          losses on mortgage assets               (10,436,860)       52,816,904           8,327,381          89,484,932
      Adjustment to unrealized gains and
          losses on derivative financial
          instruments                               3,794,618          (164,679)          4,353,775            (906,153)
                                                 -------------    -----------------    ---------------    ---------------
      Comprehensive (loss) income                $(12,290,406)     $ 29,277,279         $11,267,373        $ 65,333,347
                                                 =============    =================    ===============    ===============


     The following table summarizes our accumulated other comprehensive income:

                                                          September 30,      December 31,
                                                               2003              2002
                                                          ---------------    --------------
      Unrealized gains on mortgage assets                  $ 111,437,203     $ 103,109,822
      Unrealized gains (losses) on
          derivative financial instruments                     3,366,010          (987,765)
                                                          ---------------    --------------
      Accumulated other comprehensive income               $ 114,803,213     $ 102,122,057
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

                                                     Three months ended September 30,   Nine months ended September 30,
                                                       2003             2002              2003              2002
                                                     ----------     ------------       ------------      -----------
      Net loss to common shareholders (1)            $  (7,375)     $  (25,101)        $   (6,693)       $   (30,848)
      Less:  Stock-based compensation expense
        determined under the fair value based
        method for all awards                             (114)           (170)              (327)              (845)
                                                     ----------     -----------        -----------       ------------
      Pro forma net loss to common
        shareholders                                 $  (7,489)     $  (25,271)        $   (7,020)       $   (31,693)
                                                     ==========     ===========        ===========       ============
      Earnings (loss) per share:
        Basic and diluted - as reported              $   (0.49)     $    (1.80)        $    (0.44)       $     (2.26)
                                                     ==========    ============        ===========       ============
        Basic and diluted - pro forma                $   (0.49)     $    (1.81)        $    (0.46)       $     (2.32)
                                                     ==========    ============        ===========       ============

(1) Includes approximately $24 and $17 of stock-based compensation expense during the three months ended September 30, 2003 and 2002, respectively, and approximately $591 and $93 during the nine months ended September 30, 2003 and 2002, respectively.

Adjustment for Initial Preferred Stock Issuance Costs

     At the July 31, 2003 Emerging Issues Task Force meeting, the SEC Observer clarified the application of Topic D-42 related to preferred stock issuance costs. According to the clarification, all preferred stock issuance costs, regardless of where in the stockholders' equity section the costs were initially recorded, should be charged to income available to common shareholders for the purpose of calculating earnings per share at the time the preferred stock is redeemed. The SEC Observer indicated that preferred stock issuance costs not previously charged to income available to common shareholders should be reflected retroactively in financial statements for reporting periods ending after September 15, 2003 by restating the financial statements of prior periods on an as filed basis.

     As the result of this guidance, we have charged to income available to common shareholders approximately $1.2 million in preferred stock offering costs related to our Series E preferred stock redeemed in March 2002. The following is a summary of the effect of this change in accounting principle on our Consolidated Statement of Income during the nine months ended September 30, 2002:

                                                           As reported           Adjustment           Adjusted
                                                         ---------------       ---------------     --------------
      Dividends paid or accrued on preferred shares      $   (6,388,310)       $   (1,214,227)     $   (7,602,537)
      Net loss to common shareholders                       (29,633,742)           (1,214,227)        (30,847,969)
      Earnings (loss) per common share:
        Basic and diluted - before cumulative effect of
        change in accounting principle                            (1.46)                (0.09)              (1.55)
        Basic and diluted - after cumulative effect of
        change in accounting principle                            (2.17)                (0.09)              (2.26)

     All applicable 2002 disclosures have been adjusted to reflect this change in accounting principle. The effect on shareholders' equity is reflected on our Consolidated Statement of Changes in Stockholders' Equity.

Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. See Notes 9 and 11 for a discussion of the effect of this pronouncement on our financial statements.

     In January 2003, the FASB issued FASB Interpretation (or FIN) No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. According to FASB Staff Position No. 46-6 issued on October 9, 2003, the Interpretation applies at the end of the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not expect the adoption of FIN No. 46 to have a material effect on our financial position or results of operations.


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

                                                   As of September 30, 2003           As of December 31, 2002
(in thousands)                                  Amortized Cost     Fair Value    Amortized Cost      Fair Value
--------------                                  --------------     ----------    --------------      ----------
ASSETS:
Subordinated CMBS pledged to secure
    recourse debt (1)                            $   461,147       $ 528,257     $   473,571         $ 535,508
CMBS pledged to secure Securitized Mortgage
   Obligations - CMBS (1)                            289,504         332,063         287,040           326,473
Other MBS (1)                                          3,949           3,905           5,308             5,248
Insured mortgage securities (1)                      166,676         168,293         273,655           275,340
Derivative financial instruments (1)                      91           1,527             992                 4
Servicing other assets                       See footnote (2)  See footnote (2) See footnote (2)  See footnote (2)
Servicing cash and cash equivalents                    2,490           2,490          12,582            12,582
Other cash and cash equivalents                       14,461          14,461          16,669            16,669
Restricted cash and cash equivalents                      --              --           7,962             7,962

LIABILITIES:
BREF senior subordinated secured note                 31,267          34,638              --                --
Bear Stearns variable rate secured debt              297,500         297,500              --                --
Exit variable-rate secured borrowing                      --              --         214,673           214,673
Series A senior secured notes                             --              --          92,788            92,788 (3)
Series B senior secured notes                             --              --          68,491            68,491 (3)
Securitized mortgage obligations:
   Collateralized bond obligations-CMBS              288,377         332,063         285,845           326,473
   Collateralized mortgage obligations-insured
     mortgage securities                             157,218         162,891         252,980           266,367
Mortgage payable                                       7,303           7,391           7,214             7,341


(1)  Recorded at fair value in the accompanying Consolidated Balance Sheet.

(2) CMSLP owned subordinated CMBS and interest-only strips with an aggregate amortized cost basis of approximately $1.6 million and $1.9 million and a fair value of approximately $1.8 million and $2.1 million as of September 30, 2003 and December 31, 2002, respectively. Additionally, as of December 31, 2002, CMSLP owned investment-grade CMBS with an aggregate cost basis and fair value of approximately $3.3 million. The investment-grade CMBS were sold in January 2003 in connection with our recapitalization.

(3) Since these notes were redeemed in January 2003 at face value, we disclosed the face value as the fair value as of December 31, 2002.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CMBS

     Our determination of fair values for our CMBS portfolio is a subjective process. The process begins with the compilation and evaluation of pricing information (such as nominal spreads to U.S. Treasury securities or nominal yields) that, in our view, is commensurate with the market's perception of value and risk of comparable assets. We use a variety of sources to compile such pricing information including: (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS or to the CMBS (or collateral) underlying our CMBS issued in connection with CBO-1 and CBO-2), (ii) communications with dealers and active CMBS investors regarding the pricing and valuation of comparable securities, (iii) institutionally available research reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market's perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of underlying commercial mortgage loans. We make further fair value adjustments to such pricing information based on our specific knowledge of our CMBS and the impact of relevant events, which is then used to determine the fair value of our CMBS using a discounted cash flow approach. Expected future gross cash flows are discounted at assumed market yields for our CMBS rated A+ through B+, depending on the rating. The fair value for those CMBS incurring principal losses and interest shortfalls (i.e., B rated bonds through our unrated/issuer's equity) based on our overall expected loss estimate are valued at a loss adjusted yield to maturity that, in our view, is commensurate with the market's perception of the value and risk of comparable securities, using a discounted cash flow approach. Such anticipated principal losses and interest shortfalls, as well as the timing and amount of potential recoveries of such shortfalls, are critical estimates and have been taken into consideration in the calculation of fair values and yields to maturity used to recognize interest income as of September 30, 2003. We have disclosed the range of discount rates by rating category used in determining the fair values as of September 30, 2003 in Note 4.

     The liquidity of the subordinated CMBS market has historically been limited. Additionally, during adverse market conditions, the liquidity of such market has been severely limited. For this reason, among others, management's estimate of the value of our subordinated CMBS could vary significantly from the value that could be realized in a current transaction.

Other MBS

     The fair value of the Other MBS is an estimate based on the indicative market price from publicly available pricing services, as well as management estimates.

Insured Mortgage Securities

     We calculated the estimated fair value of the insured mortgage securities portfolio as of September 30, 2003 and December 31, 2002, using a discounted cash flow methodology. The cash flows were discounted using a discount rate and other assumptions that, in our view, was commensurate with the market's perception of risk and value. We used a variety of sources to determine the discount rate including (i) institutionally available research reports and (ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities.

Servicing, Restricted and Other Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of these instruments.

Obligations Under Financing Facilities

     The fair values of the securitized mortgage obligations as of September 30, 2003 and December 31, 2002 were calculated using a discounted cash flow methodology similar to that discussed for CMBS above. The carrying amount of the Bear Stearns Debt (and at December 31, 2002, the Exit Variable-Rate Secured Borrowing) approximates fair value because the current rate on the debt resets monthly based on market rates. The fair value of the BREF Debt was estimated by applying a discount rate to the debt's future cash flows. The discount rate was determined by considering the BREF Debt's relative position in our capital structure in relation to our other capital. The fair value of the mortgage payable is estimated based on current market interest rates of commercial mortgage debt. As of December 31, 2002, the fair values of the Series A and Series B Senior Secured Notes are the same as the face values since the notes were redeemed in January 2003.

Derivative Financial Instruments

     The fair values of our interest rate swaps and interest rate cap are the estimated amounts that we would realize to terminate the agreements as of September 30, 2003 and December 31, 2002, taking into account current interest rates and the current creditworthiness of the counterparties. The amounts were determined based on valuations received from the counterparties to the agreements.

4. CMBS

     As of September 30, 2003, our assets, in accordance with GAAP, include CMBS with an aggregate face amount of approximately $1.5 billion rated from A+ to CCC and unrated. Such CMBS had an aggregate fair value of approximately $860 million (representing approximately 78% of our total consolidated assets) and an aggregate amortized cost of approximately $751 million. Such CMBS represent investments in securities issued in connection with CBO-1, CBO-2 and Nomura Asset Securities Corporation Series 1998-D6 (or Nomura). See Note 3 for a discussion of the determination of CMBS fair values. The following is a summary of the ratings of our CMBS as of September 30, 2003 (in millions):

         Rating (1)                         Fair Value              % of CMBS
         ----------                         ----------              ---------
         A+, BBB+ or BBB (2)                  $332.1                    39%
         BB+, BB or BB-                       $337.2                    39%
         B+, B, B- or CCC                     $166.1                    19%
         Unrated/Issuer's Equity              $ 24.9                     3%

(1)           Ratings are provided by Standard & Poor's.

(2) Represents investment grade securities that we reflect as assets on our balance sheet as a result of CBO-2. As indicated in footnote 4 to the table below, GAAP requires both these assets (reflected as "CMBS pledged to Secure Securitized Mortgage Obligations-CMBS") and their related liabilities (reflected as "Collateralized Bond Obligations - CMBS") to be reflected on our balance sheet. As of September 30, 2003, the fair value of these assets, as reflected in our balance sheet, was approximately $332.1 million and the amortized cost of the debt, as reflected in our balance sheet, was approximately $288.4 million. All cash flows related to the investment grade CMBS are used to service the corresponding securitized mortgage obligations. As a result, we currently receive no cash flows from the investment grade CMBS.

     As of September 30, 2003, the weighted average pay rate and the loss adjusted weighted average life (based on face amount) of the investment grade securities was 7.0% and 8.0 years, respectively. The weighted average interest rate and the loss adjusted weighted average life (based on face amount) of the BB+ through unrated CMBS securities, sometimes referred to as the retained portfolio, was 5.4% and 11.5 years, respectively. The aggregate investment by the rating of the CMBS is as follows:

                                                                             Discount Rate
                                                                              or Range of
                                        Weighted      Loss                    Discount Rates
                          Face Amount    Average    Adjusted   Fair Value        Used to     Amortized Cost   Amortized Cost
                             as of         Pay       Weighted      as of      Calculate Fair  as of 09/30/03   as of 12/31/02
Security Rating          09/30/03 (in   Rate as of    Average  09/30/03 (in    Value as of     (in millions)   (in millions)
                           millions)    9/30/03     Life (1)   millions)        09/30/03            (5)           (6)
------------------------------------------------------------------------------------------------------------------------------

Investment Grade Portfolio
--------------------------
A+ (4)                    $    62.6     7.0%       3 years     $  66.0            4.3%         $    60.0         $  59.4

BBB+ (4)                      150.6     7.0%       9 years       154.0            6.6%             133.3           132.3

BBB (4)                       115.2     7.0%      10 years       112.1            7.4%              96.2            95.3

Retained Portfolio
------------------
BB+                           319.0     7.0%      11 years       259.8      9.9%-10.3%             226.1           223.0

BB                             70.9     7.0%      13 years        53.8           11.0%              47.3            46.8

BB-                            35.5     7.0%      14 years        23.6           12.8%              21.1            20.8

B+                             88.6     7.0%      14 years        50.1           15.1%              46.7            46.0

B                             177.2     7.0%      20 years        98.0           12.7%(9)           85.9            85.1

B- (2)(10)(11)                118.3     7.9%      24 years        18.0           15.0%(9)           16.8            28.1

CCC (2)                        70.9     0.0%       1 year            -           15.0%(9)              -             3.8

Unrated/Issuer's
Equity (2)(3)                 270.9     1.5%      1 year          24.9           15.0%(9)           17.2            20.0
                          ---------                           --------                         ---------       ---------
Total                     $ 1,479.7     5.7%     11 years     $  860.3(8)                      $   750.6(7)    $   760.6
                          =========                           ========                         =========       =========

(1) The loss adjusted weighted average life represents the weighted average expected life of the CMBS based on our current estimate of future losses. As of September 30, 2003, the fair values of the B, B-, CCC and the unrated/issuer's equity in Nomura, CBO-1, and CBO-2 were derived primarily from interest cash flow anticipated to be received since our current loss expectation assumes that the full principal amount of these securities will not be recovered. See also "Advance Limitations, Appraisal Reductions and Losses on CMBS" below.

(2) The CBO-1, CBO-2 and Nomura CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our subordinated CMBS. Such interest shortfalls will continue to accumulate until they are repaid through either excess interest and/or recoveries on the underlying CMBS or a recharacterization of principal cash flows, in which case they may be realized as a loss of principal on the subordinated CMBS. Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of September 30, 2003.

(3) The unrated/issuer's equity subordinated CMBS from CBO-1 and CBO-2 currently do not have a stated coupon rate since these securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority. As a result, effective coupon rates on these securities are highly sensitive to the effective coupon rates and monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-1 and CBO-2.

(4) In connection with CBO-2, $62.6 million (originally A rated, currently A+ rated) and $60.0 million (originally BBB rated, currently BBB+ rated) face amount of investment grade CMBS were sold with call options and $345 million (originally A rated, currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, we initially retained $90.6 million (originally BBB rated, currently BBB+ rated) and $115.2 million (originally BBB- rated, currently BBB rated) face amount of CMBS, both with call options, with the intention to sell these CMBS at a later date. Such sale occurred March 5, 1999. Since we retained call options on certain sold CMBS (currently rated A+, BBB+ and BBB bonds), we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 125, and thus these CMBS are accounted for as a financing and not a sale. Since the CBO-2 transaction is recorded as a partial financing and a partial sale, we are deemed to have retained these CMBS with call options issued in connection with CBO-2, from which we currently receive no cash flows, and are required to reflect them in our CMBS on the balance sheet.

(5) Amortized cost reflects approximately $13.7 million of impairment charges related to the unrated/issuer's equity bonds, the CCC bond and the B- bond in CBO-2, which were recognized during the nine months ended September 30, 2003. These impairment charges are in addition to the cumulative impairment charges of approximately $248.4 million that were recognized through December 31, 2002. The impairment charges are discussed later in this Note 4 of Notes to Consolidated Financial Statements.

(6) Amortized cost reflects approximately $248.4 million of cumulative impairment charges related to certain CMBS (all bonds except those rated A+ and BBB+), which were recognized through December 31, 2002.

(7) See Notes 1 and 8 to Notes to Consolidated Financial Statements for information regarding the subordinated CMBS for tax purposes.

(8) As of September 30, 2003, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $24.1 million, $828.7 million and $7.5 million, respectively.

(9) As a result of the estimated loss of principal on these CMBS, the fair values and discount rates of these CMBS are based on a loss adjusted yield to maturity.

(10) Although the principal balance of the B- bond in CBO-2 is expected to be outstanding for approximately 25 years, the bond is not expected to receive any cash flows beyond the next 18 months.

(11) In November 2003, the B- bond in CBO-2, with fair value of approximately $11.4 million, was downgraded to D by Standard & Poor's.

     Mortgage Loan Pool

     We have approximately $15.8 billion and $17.4 billion of seasoned commercial mortgage loans underlying our subordinated CMBS portfolio as of September 30, 2003 and December 31, 2002, respectively, secured by properties of the types and in the geographic locations identified below:

                      09/30/03          12/31/02            Geographic                 09/30/03          12/31/02
Property Type      Percentage(i)      Percentage(i)         Location(ii)            Percentage(i)      Percentage(i)
-------------      -------------      -------------         -----------             -------------      -------------
Retail.......          31%                31%               California........           16%                17%
Multifamily..          27%                28%               Texas.............           12%                12%
Hotel........          15%                15%               Florida...........            8%                 8%
Office.......          14%                13%               Pennsylvania......            6%                 5%
Other (iv)...          13%                13%               New York..........            4%                 4%
                      ----               ----               Other(iii)........           54%                54%
    Total....         100%               100%                                           ----               ----
                      ====               ====               Total.............          100%               100%
                                                                                        ====               ====

(i) Based on a percentage of the total unpaid principal balance of the underlying loans.
(ii)     No significant concentration by region.
(iii)    No other individual state makes up more than 5% of the total.
(iv) Our ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes subordinated CMBS in which our exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the Subordinated Healthcare/Senior-Housing CMBS). These other CMBS are not owned by us and are subordinate to our CMBS in this transaction. As a result, our investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the Subordinated Healthcare/Senior-Housing CMBS. We currently estimate that the interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans will exceed the Subordinated Healthcare/Senior Housing CMBS. The principal balance of the Subordinated Healthcare/Senior Housing CMBS as of September 30, 2003 is approximately $3.4 million.
         As of October 2003, the aggregate principal balance of healthcare and senior housing mortgage loans, underlying the Subordinated Healthcare/Senior Housing CMBS, that are specially serviced by another special servicer, and therefore not in our special servicing loan balance, is approximately $83 million.

     Specially Serviced Mortgage Loans

     CMSLP performs special servicing on the loans underlying our subordinated CMBS portfolio. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. We believe that because we own the first loss unrated or lowest rated bond of virtually all of the CMBS transactions related to our subordinated CMBS, CMSLP has an incentive to efficiently and effectively resolve any loan workouts. As of September 30, 2003 and December 31, 2002, specially serviced mortgage loans included in the commercial mortgage loans described above were as follows:

                                                            09/30/03                    12/31/02
                                                         ---------------             ---------------
Specially serviced loans due to monetary default (a)     $ 935.7 million              $736.1 million
Specially serviced loans due to covenant default/other      44.8 million                74.7 million
                                                         ---------------             ----------------
Total specially serviced loans (b)                       $ 980.5 million              $810.8 million
                                                         ===============             ================
Percentage of total mortgage loans (b)                       6.2%                        4.7%
                                                         ===============             ================

(a) Includes $111.3 million and $130.5 million, respectively, of real estate owned by the underlying securitization trusts. See also the table below regarding property type concentrations for further information on real estate owned by underlying trusts.
(b) As of October 31, 2003, total specially serviced loans were approximately $969.6 million, or 6.2% of the total mortgage loans.

     The specially serviced mortgage loans as of September 30, 2003 were secured by properties of the types and located in the states identified below:

Property Type      $ (in millions)    Percentage            Geographic Location     $ (in millions)       Percentage
-------------      ---------------    ----------            -------------------     ---------------       ----------
Hotel........      $  486.9   (1)        50%                Florida............        $   151.2               15%
Retail.......         255.7   (2)        26%                Texas..............            114.6               12%
Healthcare...          81.5               8%                Oregon.............             93.3                9%
Multifamily..          81.1               8%                California.........             46.9                5%
Office.......          45.3               5%                Massachusetts......             45.5                5%
Industrial...          20.7               2%                Other..............            529.0               54%
Other........           9.3               1%                                          ----------              ----
                   --------             ----                  Total............       $    980.5              100%
    Total....      $  980.5             100%                                          ==========              ====
                   ========             ====

(1) Approximately $78.1 million of these loans in special servicing are real estate owned by the underlying securitization trusts.
(2) Approximately $21.8 million of these loans in special servicing are real estate owned by the underlying securitization trusts.

     The following table provides a summary of the change in the balance of specially serviced loans from July 1, 2003 to September 30, 2003 and from April 1, 2003 to June 30, 2003 (in millions):

                                                                July - September     April - June
                                                                     2003              2003
                                                                ---------------    -------------
     Specially Serviced Loans, beginning of period                  $1,168.8         $1,154.0
          Transfers in due to monetary default                         131.5            166.3
          Transfers in due to covenant default and other                 1.4              7.4
          Transfers out of special servicing                          (314.9)          (153.2)
          Loan amortization  (1)                                        (6.3)            (5.7)
                                                                -------------      -----------
     Specially Serviced Loans, end of period                        $  980.5         $1,168.8
                                                                =============      ===========

(1) Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by master servicers.

     As reflected above, as of September 30, 2003, approximately $486.9 million, or 50%, of the specially serviced mortgage loans were secured by mortgages on hotel properties. The hotel properties that secure the mortgage loans underlying our CMBS are geographically diverse, with a mix of hotel property types and franchise affiliations. The following table summarizes the hotel mortgage loans underlying our CMBS as of September 30, 2003:

                                     Total Outstanding      Percentage of          Amount in
                                     Principal Balance    Total Hotel Loans    Special Servicing
                                     -----------------    -----------------    -----------------
Full service hotels (1)               $ 1.3 billion              58%           $ 192.9 million
Limited service hotels (2)              1.0 billion              42%             294.0 million
                                      -------------              ---           ---------------
    Totals                            $ 2.3 billion             100%           $ 486.9 million
                                      =============             ====           ===============

(1) Full service hotels are generally mid-price, upscale or luxury hotels with restaurant and lounge facilities and other amenities.
(2) Limited service hotels are generally hotels with room-only operations or hotels that offer a bedroom and bathroom, but limited other amenities, and are often in the budget or economy group.

     Of the $486.9 million of hotel loans in special servicing as of September 30, 2003, approximately $272.1 million, or 56%, relate to six borrowing relationships more fully described as follows:

o        Twenty-seven loans with scheduled principal balances as of
         September 30, 2003 totaling approximately $135 million spread across three CMBS transactions secured by hotel properties in the western and Pacific northwestern states. As of September 30, 2003, our total exposure, including advances of approximately $30 million, on these loans was approximately $165 million. The total exposure is prior to the application of payments made to date by the borrower under the terms of our consensual settlement agreement; however, the total exposure is expected to be reduced by the application of such payments at closing. The borrower initially filed for bankruptcy protection in February 2002 and indicated that the properties had experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks. We subsequently entered into a consensual settlement agreement dated February 25, 2003 pursuant to which the loan terms were amended and modified. This agreement was subsequently approved and confirmed by the bankruptcy court on March 28, 2003. The parties are currently proceeding toward closing a comprehensive loan modification, which is expected to occur in the fourth quarter of 2003 and is expected to return the loans to performing status. The borrower continues to make payments under the modified terms. As of September 30, 2003, the borrower has made principal and interest payments totaling approximately $6.9 million, the majority of which represents interest paid (as compared to principal amortization) on the modified loan balances. During the nine months ended September 30, 2003, the
         borrower also sold one of the properties that secured these loans.   In
         addition, as of September 30, 2003, the borrower has remitted approximately $1.5 million in funds from debtor-in-possession accounts, which is expected to be applied to arrearages at closing. If we are not successful in resolving this loan favorably, our annual cash received from CMBS could be significantly reduced.

o Five loans with scheduled principal balances as of September 30, 2003 totaling approximately $45.1 million secured by hotel properties in Florida and Texas. As of September 30, 2003, our total exposure, including advances, on these loans was approximately $50.2 million. Four of the five loans are past due for the November 2002 and all subsequent payments. One of the loans is past due for the October 2002 and all subsequent payments. The borrower has not been able to perform under a preliminary modification agreement due to decreased demand in the Orlando hospitality market. We expect the properties to become real estate owned by the underlying securitization trusts.

o Six real estate owned properties with scheduled principal balances as of September 30, 2003 totaling approximately $20.0 million secured by hotel properties. As of September 30, 2003, our total exposure, including advances, on these loans was approximately $25.3 million. The loans were transferred into special servicing in December 2001 due to the bankruptcy filing of each special purpose borrowing entity and their parent company. As part of a consensual plan, eight properties were foreclosed and became real estate owned by underlying securitization trusts. During the three months ended September 30, 2003, two of these eight properties with an aggregate unpaid balance of $5.9 million were sold.

o One loan with a scheduled principal balance as of September 30, 2003 totaling approximately $27.6 million, secured by nine limited service hotels located in eight states. As of September 30, 2003 the loan was current. The loan is currently in special servicing due to an unauthorized transfer of the properties to an entity which assumed the controlling interest in the borrowing entity. Subsequent to the transfer, the new controlling party in interest has made an application for the assumption of the debt, which is anticipated to close in the fourth quarter of 2003.

o One loan with a scheduled principal balance as of September 30, 2003 of approximately $25.5 million, secured by a full service hotel in Boston, Massachusetts. As of September 30, 2003, our total exposure, including advances, on this loan was approximately $27.0 million. This loan was transferred into special servicing in March 2003. The borrower has stated an inability to make payments, and has requested a loan restructuring due to reduced operating performance at the property.

o Nine loans with scheduled principal balances as of September 30, 2003 totaling approximately $18.6 million secured by limited service hotels in midwestern states. As of September 30, 2003, our total exposure, including advances, on these loans was approximately $22.3 million. The loans are past due for the April 2002 and all subsequent payments. The borrower cites reduced occupancy related to the downturn in travel as the cause for a drop in operating performance at the properties. We were attempting to negotiate a workout with the borrower when the borrower filed for bankruptcy protection in February 2003.

     The exposure amounts included above are as of September 30, 2003. The amounts are not necessarily indicative of the exposures as of the projected resolution dates.

     During the three months ended September 30, 2003, two significant hotel loans in special servicing, included in our June 30, 2003 disclosure of significant borrowing relationships, were transferred out of special servicing as follows:

o One hotel loan, with a scheduled principal balance of approximately $128.4 million as of June 30, 2003, and secured by 93 limited service hotels located in 29 states, was paid off.
o One hotel loan, with a scheduled principal balance of approximately $80.7 million as of June 30, 2003, and secured by 13 extended stay hotels located throughout the U.S., was sold to a third party.

     For each of the borrowing relationships described in the paragraphs above, we believe that we have made an appropriate estimate of losses that we may incur in the future, which are used in determining our CMBS yields and fair values. There can be no assurance that any of the loans described above will return to performing status or otherwise be satisfactorily resolved. Circumstances which could prevent them from returning to performing status or otherwise being satisfactorily resolved include, but are not limited to, changes in workout negotiations, a more pronounced downturn in the economy or in the real estate market, a change in local market conditions, a drop in performance of the property, an increase in interest rates, and terrorist attacks. There can be no assurance that the losses incurred in the future will not exceed our current estimates (also see discussion below regarding the increase in loss estimates).

Advance Limitations, Appraisal Reductions and Losses on CMBS

     We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions. An appraisal reduction event can result in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan. As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement. In general, the master servicer can advance up to a maximum of the difference between 90% of the property's appraised value and the sum of accumulated principal and interest advances and expenses. As an example, assuming a weighted average coupon of 6% on a first loss subordinated CMBS, a $1 million appraisal reduction would reduce our net cash flows by up to $60,000 on an annual basis, assuming that the total exposure was equal to or greater than 90% of the appraised value immediately prior to receipt of the new appraisal (appraisal reduction). The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss on our subordinated CMBS than the calculated appraisal reduction amount. Appraisal reductions for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows (in thousands):

                                                              CBO-1      CBO-2       Nomura        Total
                                                              -----     ------       ------        -----
Year 2000                                                     $1,872    $18,871      $   --       $ 20,743
Year 2001                                                     15,599     31,962         874         48,435
Year 2002                                                      9,088     48,953      13,530         71,571
January 1, 2003 through September 30, 2003                    30,146     40,640       9,455         80,241
                                                             -------   --------     -------      ---------
Cumulative Appraisal Reductions through September 30, 2003   $56,705   $140,426     $23,859      $ 220,990
                                                             =======   ========     =======      =========

     * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, when CMSLP obtains a third-party appraisal, it calculates one.

     As previously discussed, certain securities from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives. The following tables summarize the actual realized losses on our CMBS through September 30, 2003 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future real estate losses underlying our CMBS (in thousands):

                                                                    CBO-1         CBO-2        Nomura        Total
                                                                    -----         ------       -------       ------
Year 1999 actual realized losses                                    $  738        $   --       $   --       $   738
Year 2000 actual realized losses                                     3,201         1,087           --         4,288
Year 2001 actual realized losses                                       545         8,397          238         9,180
Year 2002 actual realized losses                                    11,554        25,113          563        37,230
Actual realized losses, January 1 through September 30, 2003        10,041        46,880          662        57,583
                                                                  --------      --------      -------     ---------
Cumulative actual realized losses through September 30, 2003      $ 26,079      $ 81,477      $ 1,463     $ 109,019
                                                                  ========      ========      =======     =========

Cumulative expected realized loss estimates (including cumulative
 actual realized losses) through the year 2003                    $ 26,079      $ 91,243      $ 1,463     $ 118,785
Expected loss estimates for the year 2004                           51,503       147,007       13,425       211,935
Expected loss estimates for the year 2005                           30,019        89,882       10,514       130,415
Expected loss estimates for the year 2006                            3,523        18,188        3,372        25,083
Expected loss estimates for the year 2007                            1,908        14,643        3,292        19,843
Expected loss estimates for the year 2008                            1,784        10,623        2,608        15,015
Expected loss estimates for the remaining life of CMBS               7,972        31,998        6,647        46,617
                                                                  --------      --------      -------     ---------
Cumulative expected loss estimates (including cumulative
 actual realized losses) through life of CMBS                     $122,788      $403,584      $41,321     $ 567,693
                                                                  ========      ========      =======     =========

     We revised our overall expected loss estimate related to our subordinated CMBS from $503 million at December 31, 2002 to $559 million at June 30, 2003 to $568 million at September 30, 2003, with such total losses occurring or expected to occur through the life of the subordinated CMBS portfolio. These revisions to the overall expected loss estimate are primarily the result of increased projected losses due to lower internal estimates of values on properties underlying certain mortgage loans and real estate owned by underlying trusts, and changes in the timing of resolution and disposition of certain specially serviced assets, which when combined, has resulted in higher projected loss severities on loans and real estate owned by underlying trusts currently or anticipated to be in special servicing. The primary reasons for lower estimates of value include the poor performance of certain properties and related markets and changes to workout negotiations due, in large part, to the softness in the economy, the continued slowdown in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets.

     There can be no assurance that our revised overall expected loss estimate of $568 million will not be exceeded as a result of additional or existing adverse events or circumstances. Such events or circumstances include, but are not limited to, the receipt of new or updated appraisals or internal values at lower than anticipated amounts, legal proceedings (including bankruptcy filings) involving borrowers, unforeseen reductions in cash received from our subordinated CMBS, a deterioration in the economy or recession generally, or in certain industries or sectors specifically, continued hostilities in the Middle East or elsewhere, terrorism, unexpected delays in the disposition or other resolution of specially serviced mortgage loans, additional defaults, or an unforeseen reduction in expected recoveries, any of which could result in additional future credit losses, impact our cash received from subordinated CMBS and/or result in further impairment to our subordinated CMBS, the effect of which could be materially adverse to us.

     As of September 30, 2003, we determined that there had been an adverse change in expected future cash flows for the B- and CCC bonds in CBO-2 due to the factors mentioned in the paragraph above. As a result, we believed these bonds had been impaired under EITF 99-20 and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of September 30, 2003. As the fair values of these impaired bonds aggregated approximately $4.7 million below the amortized cost basis as of September 30, 2003, we recorded other than temporary impairment charges through the income statement of that same amount during the three months ended September 30, 2003.

     As of June 30, 2003, we determined that there had been an adverse change in expected future cash flows for the unrated/issuer's equity bonds, the CCC bond and the B- bond in CBO-2 due to the factors mentioned in the paragraphs above. As a result, we believed these bonds had been impaired as of June 30, 2003. As the fair values of these impaired bonds aggregated approximately $8.9 million below the amortized cost basis as of June 30, 2003, we recorded other than temporary impairment charges through the income statement of that same amount during the three months ended June 30, 2003.

Yield to Maturity

     The following table summarizes yield-to-maturity information relating to our CMBS on an aggregate pool basis:

                                                                                                             Current
                                                 Anticipated       Anticipated         Anticipated         Anticipated
                                                   Yield-to-         Yield-to-          Yield-to-            Yield-to-
                                                   Maturity          Maturity           Maturity             Maturity
         Pool                                  as of 1/1/02 (1)   as of 1/1/03 (1)   as of 7/1/03 (1)    as of 10/1/03 (1)
         ----                                  ----------------   ----------------   ----------------   ------------------
      CBO-2 CMBS                                   12.1%               11.6%              11.5%               11.3%

      CBO-1 CMBS                                   14.3%               11.6%              21.6%               36.8%

      Nomura CMBS                                  28.7%                8.0%              16.9%               27.9%
                                                  ------               -----              -----               -----
      Weighted Average (2)                         12.4%               11.6%              11.7%               12.0%


(1) Represents the anticipated weighted average yield over the expected average life of the CMBS based on our estimate of the timing and amount of future credit losses and other significant items that are anticipated to affect future cash flows.

(2) GAAP requires that the income on CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in accounting income recognition which is greater than or less than cash received. During the nine months ended September 30, 2003, we recognized approximately $8.0 million of discount amortization, partially offset by approximately $4.3 million of cash received in excess of income recognized on subordinated CMBS due to the effective interest method. During the nine months ended September 30, 2002, we recognized approximately $8.8 million of discount amortization, partially offset by approximately $2.4 million of cash received in excess of income recognized on subordinated CMBS due to the effective interest method.

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

Key Assumptions in Determining Fair Value

     The gross mortgage loan cash flows from each commercial mortgage loan pool and their corresponding distribution on the CMBS may be affected by numerous assumptions and variables including:

(i) changes in the timing and/or amount of credit losses on the commercial mortgage loans (credit risk), which are a function of:
         o the percentage of mortgage loans that experience a default either during the mortgage term or at maturity (referred to in the industry as a default percentage);
         o the recovery period represented by the time that elapses between the default of a commercial mortgage loan and the subsequent foreclosure and liquidation of the corresponding real estate (a period of time referred to in the industry as a lag); and,
         o the percentage of mortgage loan principal lost as a result of the deficiency in the liquidation proceeds resulting from the foreclosure and sale of the commercial real estate (referred to in the industry as a loss severity);
(ii) the discount rate used to derive fair value, which is comprised of the following:
         o a benchmark risk-free rate, calculated by using the current, "on-the-run" U.S. Treasury curve and interpolating a comparable risk-free rate based on the weighted-average life of each CMBS; plus,
         o   a credit risk premium; plus,
         o   a liquidity premium;
(iii) changes in cash flows related to principal losses and interest shortfalls, as well as the timing and amount of potential recoveries of such shortfalls, based on our overall expected loss estimate for our CMBS, the fair value of which is determined using a loss adjusted yield to maturity;

(iv) delays and changes in monthly cash flow distributions relating to mortgage loan defaults and/or extensions in the loan's term to maturity (see Extension Risk below); and
(v)      the receipt of mortgage payments earlier than projected (prepayment).

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

Key Assumptions Resulting in an Adverse Impact to Fair Value

     Factors which could adversely affect the valuation of our CMBS include: (i) the receipt of future cash flows less than anticipated due to higher credit losses (i.e., higher credit losses resulting from a larger percentage of loan defaults, and/or losses occurring greater or sooner than projected, and/or longer periods of recovery between the date of default and liquidation, (see also "Key Assumptions in Determining Fair Values" and "Sensitivity of Fair Value to Changes in Credit Losses" below), (ii) an increase in the required rate of return (see "Sensitivity of Fair Value to Changes in the Discount Rate" below) for CMBS, and/or (iii) the receipt of cash flows later than anticipated (see "Sensitivity of Fair Value to Extension Risk" below).

     Sensitivity of Fair Value to Changes in Credit Losses

     For purposes of this disclosure, we used a market convention for simulating the impact of increased credit losses on CMBS. Generally, the industry uses a combination of an assumed percentage of loan defaults (referred to in the industry as a Constant Default Rate or "CDR"), a lag period and an assumed loss severity. For purposes of this disclosure, we assumed the following loss scenarios, each of which was assumed to begin immediately following September 30, 2003: (i) 3.0% per annum of the commercial mortgage loans were assumed to default and 30% of the then outstanding principal amount of the defaulted commercial mortgage loans were assumed to be lost (referred to in the industry as a 3.0% CDR and 30% loss severity, and referred to herein as the "3%/30% CDR Loss Scenario"), and (ii) 3.0% per annum of each commercial mortgage was assumed to default and 40% of the then outstanding principal amount of each commercial mortgage loan was assumed to be lost (referred to in the industry as a 3.0% CDR and 40% loss severity, and referred to herein as the "3%/40% CDR Loss Scenario"). The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our aggregate CMBS by approximately $76.7 million (or 8.9%) and $179.6 million (or 20.9%), respectively. The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our subordinated CMBS (BB+ through unrated/issuer's equity) by approximately $73.9 million (or 14.0%) and $174.1 million (or 33.0%), respectively.

     The aggregate amount of credit losses assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario totaled approximately $815 million and $1.1 billion, respectively. These amounts are in comparison to the aggregate amount of anticipated credit losses estimated by us as of September 30, 2003 of approximately $568 million used to calculate GAAP income yields. It should be noted that the amount and timing of the anticipated credit losses assumed by us related to the GAAP income yields are not directly comparable to those assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario.

     Sensitivity of Fair Value to Changes in the Discount Rate

     The required rate of return used to determine the fair value of our CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium. These variables are combined to determine a total rate that, when used to discount the CMBS's assumed stream of future cash flows, results in a net present value of such cash flows. The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market's perception of the issuers and the credit fundamentals of the commercial real estate  underlying each pool of commercial  mortgage loans. For purposes of this disclosure, we assumed that the discount rate used to determine the fair value of our CMBS increased by 100 basis points and 200 basis points. The increase in the discount rate by 100 and 200 basis points, respectively, would result in a corresponding decline in the value of our aggregate CMBS by approximately $49.1 million (or 5.7%) and $94.2 million (or 11.0%), respectively, and our subordinated CMBS by approximately $32.3 million (or 6.1%) and $61.7 million (or 11.7%), respectively.

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

     Sensitivity of Fair Value to Extension Risk

     For purposes of this disclosure, we assumed that the maturity date of each commercial mortgage loan underlying the CMBS was extended for a period of 12 months and 24 months beyond the contractual maturity date specified in each mortgage loan. The delay in the timing and receipt of such cash flows for an extended period of time consisting of 12 months and 24 months, respectively, would result in a corresponding decline in the value of our aggregate CMBS by approximately $8.2 million (or 0.8%) and $16.0 million (or 1.5%), respectively, and our subordinated CMBS by approximately $6.8 million (or 1.0%) and $12.6 million (or 1.8%), respectively.

     Impact of Prepayment Risk on Fair Value

     Our investments in subordinated CMBS are purchased at a discount to their face amount due to their subordinated claim to principal and interest cash flows and priority of allocation of realized losses. As a result of the discounted purchase price, the return of principal sooner than anticipated from prepayments, and/or in amounts greater than initially assumed when determining the discounted purchase price, would result in an increase in the value of our subordinated CMBS. Such appreciation in value would result from the higher subordination level of the CMBS transaction relative to comparable CMBS and the potential for an upgrade in the ratings category of the security. Since the effects of prepayments would enhance the value of our subordinated CMBS, other than if high-coupon mortgage loans underlying our subordinated CMBS are prepaid thus reducing the excess interest available to our subordinated CMBS, the effects of increased prepayments were excluded from the sensitivity analysis above. It should be noted that the effects of a decline in prepayments is reflected in the Sensitivity of Fair Value to Extension Risk above.

5.       INSURED MORTGAGE SECURITIES

         We own the following insured mortgage securities directly or indirectly through wholly owned subsidiaries (in thousands):

                                                                           As of September 30, 2003
                                                                          ------------------------
                                            Number of                                           Weighted
                                             Mortgage                                       Average Effective     Weighted Average
                                            Securities     Fair Value     Amortized Cost       Interest Rate     Remaining Term (4)
                                            ----------     -----------   ---------------    -----------------    ------------------
CRIIMI MAE Financial Corporation               16          $  63,274         $62,619              8.41%              25 years
CRIIMI MAE Financial Corporation II            17             74,186          73,604              7.21%              21 years
CRIIMI MAE Financial Corporation III (3)       12             30,833          30,453              8.02%              25 years
                                               --          ---------        --------              -----              --------
                                               45  (1)     $ 168,293        $166,676              7.81%  (2)         23 years (2)
                                               ==          =========        ========              =====              ========

                                                                          As of December 31, 2002
                                                                          -----------------------
                                            Number of                                           Weighted
                                             Mortgage                                       Average Effective     Weighted Average
                                            Securities     Fair Value     Amortized Cost       Interest Rate     Remaining Term (4)
                                            ----------     -----------   ---------------    -----------------    ------------------
CRIIMI MAE                                      1            $ 5,730          $  5,340           8.00%            32 years
CRIIMI MAE Financial Corporation               22             77,454            76,653           8.40%            25 years
CRIIMI MAE Financial Corporation II            28            145,576           145,396           7.19%            23 years
CRIIMI MAE Financial Corporation III           16             46,580            46,266           7.92%            27 years
                                               --           --------          --------           ------           --------
                                               67           $275,340          $273,655           7.67%  (2)       25 years (2)
                                               ==           ========          ========           =====            ========


(1) During the nine months ended September 30, 2003, twenty-one mortgage loans underlying our mortgage securities were prepaid. These prepayments generated net proceeds of approximately $98.5 million and resulted in a financial statement net loss of approximately $(880,000), primarily due to the write-off of unamortized costs, which is included in net losses on mortgage security dispositions in the accompanying consolidated statement of income for the nine months ended September 30, 2003. In addition, we sold one insured mortgage security that was owned by CRIIMI MAE Inc. for approximately $5.7 million, which resulted in a gain of approximately $357,000 during the nine months ended September 30, 2003. Approximately 38% (based on amortized cost) of our insured mortgage loans prepaid or were sold during the nine months ended September 30, 2003.

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

6. OBLIGATIONS UNDER FINANCING FACILITIES

     The following table summarizes our debt outstanding as of September 30, 2003 and December 31, 2002 and for the nine months ended September 30, 2003 (in thousands):

                                          As of and for the nine months ended September 30, 2003
                                         ----------------------------------------------------------
                                                           Effective                     Average
                                                            Rate at       Average        Effective  December 31, 2002
                                         Ending Balance   Quarter End     Balance          Rate      Ending Balance
                                         --------------   -----------     -------          ----      --------------
Recourse to CRIIMI MAE:
-----------------------
Bear Stearns debt (1)                         $ 297,500        4.7%       $ 284,510           4.7%      $       --
BREF debt (2)                                    31,267       16.2%          28,937          16.2%              --
Exit variable-rate secured borrowing (3)             --          --          17,227           6.7%         214,673
Series A senior secured notes (3)                    --          --          23,963          11.9%          92,789
Series B senior secured notes (3)                    --          --          17,757          20.3%          68,491

Non-Recourse to CRIIMI MAE:
---------------------------
Securitized mortgage obligations:
          CMBS (4)                              288,377        9.1%         286,947           9.2%         285,845
          Freddie Mac funding note (5)           70,334        7.7%         110,314          10.2%         139,550
          Fannie Mae funding note (6)            29,491        7.4%          35,447           9.9%          44,902
          CMO (7)                                57,393        7.6%          61,357           8.7%          68,527
Mortgage payable (8)                              7,303       12.0%           7,253          12.0%           7,214
                                              ---------                   ---------                      ---------
          Total debt                          $ 781,665        7.4%       $ 873,712           8.4%       $ 921,991
                                              =========                   =========                      =========


(1) The effective interest rate includes the amortization of deferred financing fees. During the nine months ended September 30, 2003, we recognized $1.1 million of interest expense related to the amortization of the deferred financing fees.

(2) The effective interest rate includes the amortization of deferred financing fees. During the nine months ended September 30, 2003, we recognized $252,000 of interest expense related to the amortization of the deferred financing fees.

(3) The effective interest rate during the nine months ended September 30, 2003 includes the accrual of estimated extension fees through January 23, 2003. During the nine months ended September 30, 2003 and 2002, we recognized aggregate interest expense of $337,000 and $3.2 million related to estimated extension fees on these facilities, respectively. The exit variable-rate secured borrowing was repaid in full on January 23, 2003 and the Series A and B senior secured notes were repaid in full on March 10, 2003. The cumulative accrued extension fees (from April 17, 2001 through January 23, 2003) were reversed into income in gain on extinguishment of debt in 2003.

(4) As of September 30, 2003 and December 31, 2002, the face amount of the debt was $328.4 million with unamortized discount of $40.1 million and $42.6 million, respectively. During the nine months ended September 30, 2003 and 2002, discount amortization of $2.5 million and $2.1 million, respectively, was recorded as interest expense.

(5) As of September 30, 2003 and December 31, 2002, the face amount of the note was $71.8 million and $143.1 million, respectively, with unamortized discount of $1.5 million and $3.5 million, respectively. During the nine months ended September 30, 2003 and 2002, discount amortization of $2.0 million and $974,000, respectively, was recorded as interest expense. The average effective interest rate includes approximately $1.7 million and $661,000 of additional interest expense during the nine months ended September 30, 2003 and 2002, respectively, due to the mortgages underlying the insured mortgage securities prepaying at a faster rate than anticipated and an adjustment in 2003 to the assumed prepayment speeds. Under the effective interest method of recognizing interest expense, the prepayments of the debt required an adjustment to cumulative interest expense related to the amortization of discount and deferred fees.

(6) As of September 30, 2003 and December 31, 2002, the face amount of the note was $30.0 million and $45.8 million, respectively, with unamortized discount of $462,000 and $847,000, respectively. During the nine months ended September 30, 2003 and 2002, discount amortization of $386,000 and $98,000, respectively, was recorded as interest expense. The average effective interest rate includes approximately $501,000 and $20,000 of additional interest expense during the nine months ended September 30, 2003 and 2002, respectively, due to the mortgages underlying the insured mortgage securities prepaying at a faster rate than anticipated and an adjustment in 2003 to the assumed prepayment speeds. Under the effective interest method of recognizing interest expense, the prepayments of the debt required an adjustment to cumulative interest expense related to the amortization of discount and deferred fees. We currently have the option of prepaying the CRIIMI MAE Financial Corporation III debt since the current face value of the debt is less than 20% of the original face value.

(7) As of September 30, 2003 and December 31, 2002, the face amount of the note was $58.4 million and $70.0 million, respectively, with unamortized discount of $963,000 and $1.5 million, respectively. During the nine months ended September 30, 2003 and 2002, discount amortization of $492,000 and $403,000, respectively, was recorded as interest expense. The average effective interest rate includes approximately $466,000 and $284,000 of additional interest expense during the nine months ended September 30, 2003 and 2002, respectively, due to the mortgages underlying the insured mortgage securities prepaying at a faster rate than anticipated and an adjustment in 2003 to the assumed prepayment speeds. Under the effective interest method of recognizing interest expense, the prepayments of the debt required an adjustment to cumulative interest expense related to the amortization of discount and deferred fees.

(8) As of September 30, 2003 and December 31, 2002, the unpaid principal balance of this mortgage payable was $8.6 million and $8.7 million, respectively, and the unamortized discount was $1.3 million and $1.5 million, respectively. The coupon rate on the mortgage payable is 7.34%. The effective interest rate on the mortgage payable is 12.00% as a result of the discount amortization. The discount is being amortized to interest expense through maturity in 2008. During the nine months ended September 30, 2003 and 2002, discount amortization of $169,000 and $153,000, respectively, was recorded as interest expense.

Debt Incurred in Connection with January 2003 Recapitalization

     Bear Stearns Debt

     Bear Stearns provided $300 million in secured financing to two of our subsidiaries, in the form of a repurchase transaction under the January 2003 recapitalization. The Bear Stearns Debt matures in 2006, bears interest at a per annum rate equal to one-month LIBOR plus 3%, payable monthly, and currently requires quarterly principal payments of $1.25 million. The principal payments will increase to $1.875 million per quarter if a collateralized debt obligation transaction (or CDO) is not completed by January 23, 2004. The interest rate will increase by 1%, to one-month LIBOR plus 4% and we will have to pay Bear Stearns an additional $2 million in cash, if Bear Stearns structures a CDO that meets certain rating requirements and we decline to enter into such transaction. Although CRIIMI MAE Inc. (unconsolidated) is not a primary obligor of the Bear Stearns Debt, it has guaranteed all obligations under the debt. We paid a commitment fee of 0.5% of the Bear Stearns Debt to Bear Stearns. We also paid $250,000 of Bear Stearns' legal expenses.

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

     The Bear Stearns Debt is collateralized by first direct and/or indirect liens on all of our subordinated CMBS, and is subject to a number of terms, conditions and restrictions including, without limitation, scheduled principal and interest payments, and restrictions and requirements with respect to the collection and application of funds. The indirect first liens are first liens on the equity interests of three of our subsidiaries that hold certain subordinated CMBS. If the outstanding loan amount under the Bear Stearns Debt exceeds 85% of the aggregate market value of the collateral securing the Bear Stearns Debt, as determined by Bear Stearns in its sole good faith discretion, then Bear Stearns, if, and as, permitted after the application of the terms of a netting agreement entered into in connection with an interest rate swap (as described below), can require us to transfer cash, cash equivalents or securities so that the outstanding loan amount will be less than or equal to 80% of the aggregate market value of the collateral (including any additional collateral provided). Failure to meet any margin call could result in an event of default which would enable Bear Stearns to exercise various rights and remedies including acceleration of the maturity date of the Bear Stearns Debt and the sale of the collateral. In order to meet a margin call, we may be required to sell assets at prices lower than their carrying value which could result in losses. Under the Bear Stearns Debt, we are required to obtain interest rate protection in the form of a cap, swap or other derivative.

     BREF Debt

     In connection with the January 2003 recapitalization, BREF Fund purchased $30 million of our newly issued subordinated debt and, at our option, BREF Fund will purchase up to an additional $10 million of subordinated debt prior to January 23, 2004. The BREF Debt matures on January 23, 2006 and bears interest at an annual rate of 15%. The interest on the BREF Debt is payable semi-annually and there are no principal payments until maturity. If we decide to sell the additional $10 million of subordinated debt to BREF Fund, it will bear interest at an annual rate of 20% and mature on January 23, 2006. We have a right to defer two-thirds of the interest on the BREF Debt, which we are currently deferring, (and half on the additional $10 million, if sold to BREF Fund) during its term. The BREF Debt is secured by first liens on the equity interests of two of our subsidiaries. Although these liens effectively provide BREF Fund with an indirect lien on all of our subordinated CMBS that are held by three of our other lower-tier subsidiaries, Bear Stearns has first direct liens on the equity interests of these three lower tier subsidiaries and on certain of the subordinated CMBS held by one of these lower tier subsidiaries. Pursuant to an intercreditor agreement between Brascan Real Estate Financial Investments LLC, which we refer to as BREF Investments, and Bear Stearns, BREF Investments has agreed generally that the BREF Debt is subordinate and junior to the prior payment of the Bear Stearns Debt and has further agreed to contractual restrictions on its ability to realize upon its liens. We paid BREF Investments an origination fee of $200,000, equal to 0.5% of the $30 million in subordinated debt it had acquired plus the additional $10 million in subordinated debt that, at our option, it may acquire. We also paid BREF Investments an aggregate of $1 million for expenses in connection with the transactions. Pursuant to the Investment Agreement with BREF Investments, we are also obligated to pay BREF Investments a quarterly maintenance fee of $434,000 through January 2006.

Interest Rate Swap Agreement and Netting Agreement

     During the second quarter of 2003, two of our subsidiaries (the primary obligors of the Bear Stearns Debt) entered into an interest rate swap agreement for the purpose of hedging the variability of expected future interest payments on our anticipated CDO, as more fully described under Note 7. In the second and third quarters of 2003, we entered into a total of three interest rate swap transactions under this agreement in which we have agreed to pay Bear Stearns a weighted average fixed interest rate of 4.15% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount of $100 million. These swaps are effective on October 15, 2003, terminate on October 15, 2013 and provide for monthly interest payments commencing November 15, 2003. On November 15, 2003 we will begin making monthly payments to Bear Stearns equal to the difference between the weighted average swap rate of 4.15% and the then current one-month LIBOR rate, which was 1.12% on October 15, 2003, on the notional amount of $100 million. See further discussion in Note 7. We anticipate that the interest rate swaps will be terminated or otherwise disposed of, in each case subject to the consent of Bear Stearns, upon issuance of the CDO.

     Under the interest rate swap documents, our two subsidiaries have granted to Bear Stearns a security interest in all of their rights, title and interest in certain assets, including property now or hereafter held by Bear Stearns in connection with the Bear Stearns Debt or the interest rate swap documents and certain contract rights under the Bear Stearns Debt and interest rate swap documents (including the subsidiaries' rights to any "margin excess" related to the collateral securing the Bear Stearns Debt, with margin excess as defined in the Bear Stearns Debt documents), to secure their obligations under the interest rate swap documents and the Bear Stearns Debt. This security interest constitutes additional collateral for the Bear Stearns Debt. Also under the interest rate swap documents, on any day on which there exists any obligation for us to deliver cash or additional eligible collateral under either the interest rate swap or the Bear Stearns Debt, such obligation will be deemed satisfied to the extent there exists a margin excess under the Bear Stearns Debt or an obligation for Bear Stearns to deliver cash or eligible collateral under the interest rate swap. CRIIMI MAE Inc. has guaranteed all of its subsidiaries' obligations under the interest rate swap documents, as well as the Bear Stearns Debt.

Bear Stearns $200 Million Secured Borrowing Facility

     On  August  28,  2003,  one  of our  subsidiaries  finalized  and  executed
(effective as of June 26, 2003) a $200 million secured borrowing facility, in the form of a repurchase transaction, with Bear Stearns. This facility may be used for the acquisition of subordinated CMBS and for financing certain other transactions involving securities. The securities to be transferred to Bear Stearns in each transaction under this facility will be subject to the approval of Bear Stearns in its sole discretion. The debt will be secured by the securities transferred to Bear Stearns, and if the market value of the collateral declines we may be required to pay down the debt or post additional collateral. This facility may be used for one or more transactions. The financing available for a subordinated CMBS purchased under this facility ranges from 80% to 15% of the market value of the CMBS. The applicable percentage depends primarily upon the ratings category of the CMBS and, to a lesser extent, upon the number of issuer trusts from which we have purchased CMBS. The maturity date of each transaction will be determined at the time the transaction is closed and, in each case, will be on or before August 14, 2005. As to each transaction, accrued and unpaid interest will be payable monthly at an annual rate ranging from one-month LIBOR plus 0.8% to one-month LIBOR plus 2% and all unpaid principal and accrued and unpaid interest will be payable at maturity. Commencing on the date of the closing of the first transaction under this facility, we will be required to maintain liquidity of at least $10 million in cash and investment grade securities. Since the CDO was not closed by October 14, 2003, this liquidity requirement will increase by $2.5 million per calendar quarter subsequent to October 14, 2003. The liquidity requirement will terminate upon the closing of the CDO or repayment in full of the Bear Stearns Debt. CRIIMI MAE Inc. has guaranteed the obligations of its subsidiary under this facility. If we do a CDO transaction with securities purchased under the Bear Stearns secured borrowing facility and Bear Stearns is not a lead manager, then we may be required to pay Bear Stearns an exit and/or disappointment fee. There were no borrowings outstanding under this facility at September 30, 2003.

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

Gain on Extinguishment of Exit Debt

     During the three months ended March 31, 2003, we reversed approximately $7.8 million of accrued extension fees related to the Exit Debt since the debt was repaid and the extension fees were no longer payable. This reversal is reflected as a gain on extinguishment of debt in our consolidated statement of income. This reversal was partially offset by approximately $403,000 of breakage fee paid to the lender of the Exit Variable-Rate Secured Borrowing and legal fees of approximately $47,000, resulting in a net gain on extinguishment of debt of approximately $7.3 million.

Other Debt Related Information

     Fluctuations in interest rates will continue to impact the value of our mortgage assets and could result in margin calls and impact the net interest margin through increased cost of funds on our variable rate debt and anticipated CDO. We have an interest rate cap and swaps to partially limit the adverse effects of rising interest rates on our variable rate debt and the anticipated CDO. When the cap expires, we will have interest rate risk to the extent interest rates increase on our variable rate debt unless the cap is replaced with another hedge or other steps, including the anticipated CDO, are taken to mitigate this risk. Furthermore, with respect to the cap, we currently have interest rate risk to the extent that the LIBOR interest rate increases between the current rate and the cap rate. See Note 7 for further discussion of our derivative financial instruments. As of September 30, 2003, our debt-to-equity ratio was approximately 2.5 to 1 and our non-match-funded debt-to-equity ratio was approximately 1.1 to 1.

     The following table lists the fair market value of the collateral related to our securitized mortgage obligations (in millions):

                                              Collateral Fair Value as of
Securitized Mortgage Obligations        September 30, 2003    December 31, 2002
--------------------------------        ------------------    -----------------

CMBS                                           $ 332                $ 326
Freddie Mac Funding Note                          74                  146
Fannie Mae Funding Note                           31                   47
CMO                                               63                   77

7. DERIVATIVE FINANCIAL INSTRUMENTS

     In the second and third quarters of 2003, we entered into a total of three interest rate swaps to hedge the variability of the future interest payments on the anticipated CDO attributable to changes in interest rates. Our obligations to Bear Stearns under the interest rate swap documents are collateralized by certain assets as described in Note 6. These swaps are treated as cash flow hedges for GAAP. Under these swaps, we agreed to pay Bear Stearns a weighted average fixed interest rate of 4.15% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount of $100 million. These swaps are effective on October 15, 2003, terminate on October 15, 2013 and provide for monthly interest payments commencing November 15, 2003. On November 15, 2003 we will begin making monthly payments to Bear Stearns equal to the difference between the weighted average swap rate of 4.15% per annum and the then current one-month LIBOR rate, which was 1.12% per annum on October 15, 2003, on the notional amount of $100 million. The interest rate swaps were designated to hedge future interest payments on the proposed CDO. As the expected date of the CDO has been changed, we recognized approximately $1.9 million of hedging ineffectiveness during the three months ended September 30, 2003, in accordance with SFAS No. 133. The $1.9 million expense represents the present value of the expected payments during the period of delay. We have an asset of approximately $1.5 million in Other Assets as of September 30, 2003, representing the aggregate fair value of the interest rate swaps. We intend to terminate the swaps simultaneously with the issuance of the CDO.

     We maintain an interest rate cap indexed to one-month LIBOR to partially limit the adverse effects of potential rising interest rates on our variable-rate debt. The interest rate cap provides protection to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, we would receive payments based on the difference between the index and the cap. At September 30, 2003, our interest rate cap had a notional amount of $175 million, capped one-month LIBOR at 3.25% and had a fair value of $0. This cap matured on November 3, 2003. On October 31, 2003, we purchased an interest rate cap for $45,000 with a notional amount of $50 million, an effective date of November 4, 2003, maturity on November 4, 2004, and capping one-month LIBOR at 2.25%. We designated both of these interest rate caps, in accordance with SFAS No. 133, to hedge the Bear Stearns Debt.

     We are exposed to credit loss in the event of non-performance by the counterparties to the interest rate cap and interest rate swaps should interest rates exceed the cap rate, or if the floating rate exceeds the fixed swap rates respectively, however, we do not anticipate non-performance by the counterparties. The counterparties (or the parent to the counterparty in the case of the interest rate swaps) have long-term debt ratings of A or above by Standard and Poor's and A2 or above by Moody's. Although neither the cap nor swaps are exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.

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

A summary of our year-to-date net operating loss as of September 30, 2003 is as follows (in millions):

January 2000 Loss                                                                          $ (478.2)
LESS:   Amounts recognized in 2002, 2001 and 2000                                             358.6
LESS:   Amounts recognized during the nine months ended September 30, 2003                     89.7
                                                                                           ---------
Balance remaining of January 2000 Loss to be recognized during the remainder of 2003       $  (29.9)
                                                                                           =========

Taxable income for the nine months ended September 30, 2003 before recognition               $ 26.4
   of January 2000 Loss
LESS:   January 2000 Loss recognized during the nine months ended September 30, 2003          (89.7)
                                                                                           ---------
Net Operating Loss for the nine months ended September 30, 2003                            $  (63.3)
                                                                                           =========

Accumulated Net Operating Loss through December 31, 2002                                   $ (223.8)
Net Operating Loss for the nine months ended September 30, 2003                               (63.3)
Net Operating Loss utilization                                                                    -
                                                                                           ---------
Net Operating Loss carried forward for use in future periods                               $ (287.1)
                                                                                           =========

Accumulated and unused net operating loss and remaining January 2000 Loss                  $ (317.0)
                                                                                           =========

9.  SERVICING  RESTRUCTURING  AND SALE OF CMBS MASTER AND DIRECT  SERVICING
RIGHTS

     In April 2003, CMSLP restructured its property servicing group. In connection with the restructuring, 15 employee positions were eliminated in the second and third quarters of 2003. The elimination of these positions resulted in the termination of 11 employees. We recognized approximately $151,000 of servicing restructuring expenses, representing employee severance and related benefits, during the nine months ended September 30, 2003. In conjunction with this restructuring, we have outsourced substantially all of our property servicing duties on a considerable portion of the properties underlying our mortgage assets to another servicer, effective October 2003. We expect to outsource the balance of our property servicing duties, excluding consents and assumptions, by the end of the fourth quarter of 2003. This outsourcing will not relieve us of any of our obligations or reduce any of our rights as property servicer since CMSLP remains the property servicer of record. The table below provides a summary of the change in the liability balance associated with the restructuring of our property servicing group. All amounts in the accrual are severance and other employee benefits.

Balance, April 1, 2003                       $     --
Amounts accrued                               150,672
Amounts paid                                 (148,878)
                                             --------
Balance, September 30, 2003                  $  1,794
                                             ========

     In February 2002, CMSLP sold all of its rights and obligations under its CMBS master and direct servicing contracts because the contracts were not profitable, given the relatively small volume of master and direct CMBS servicing that CMSLP was performing. In connection with this restructuring, 34 employee positions were eliminated. During the nine months ended September 30, 2002, approximately $1.0 million of income tax expense was recognized as a result of the income taxes on the gain on the sale by CMSLP of its master and direct servicing rights. The income tax expense was incurred by us through our wholly-owned taxable REIT subsidiaries ("TRSs") that own partnership interests in CMSLP. These TRSs are separately taxable entities that cannot use our NOL to reduce their taxable income. As a result of this sale and related restructuring, CMSLP recorded restructuring expenses in the fourth quarter of 2001. During the nine months ended September 30, 2002, CMSLP recorded additional restructuring expenses of $141,000 primarily related to rent on vacant office space that was taking longer to sublease than originally anticipated.

10. EXECUTIVE CONTRACT TERMINATION COSTS

     In August 2003, the employment contracts for David Iannarone, Cynthia Azzara and Brian Hanson expired and were not renewed. These contracts were put into place in 2001 to ensure management continuity following our emergence from Chapter 11 proceedings and through our January 2003 recapitalization. In connection with the contract terminations, we recognized approximately $1.0 million of expenses for each of Mr. Iannarone and Ms. Azzara and approximately $847,000 of expense related to severance and related benefit payments for Mr. Hanson. Mr. Iannarone and Ms. Azzara were each paid their contract termination payments during the three months ended September 30, 2003. Approximately
$306,000 of Mr. Hanson's payments were made during the three months ended September 30, 2003. The remaining $542,000 related to Mr. Hanson will be paid over 17 months in accordance with the terms of his terminated employment agreement.

     Ms. Azzara has agreed to continue with us as an "at will" employee and has been promoted to Executive Vice President, Chief Financial Officer and
Treasurer. Mr. Hanson is no longer employed by us, but has agreed to a short-term consulting arrangement. Mr. Iannarone subsequently resigned his position as Executive Vice President, Legal and Deal Management effective October 24, 2003. Mr. Iannarone was granted 13,055 shares of restricted common stock on October 3, 2003, valued at approximately $140,000 based on the closing price of our common stock on October 3, 2003, under our 2001 Stock Incentive Plan. Mr. Iannarone's restricted common stock was forfeited effective upon his resignation.

11. RECAPITALIZATION EXPENSES

     We consolidated our office space in connection with our January 2003 recapitalization and, as a result, we recorded approximately $532,000 of expense for vacant office space during the second quarter of 2003. We reduced our accrual by approximately $9,000 during the three months ended September 30, 2003, which represents the expense amortization for the period.

     The accrual for the vacant space represents the fair value of lease payments through 2007, a tenant improvement allowance and a broker commission, all net of estimated sublease revenue in accordance with SFAS No. 146. In addition, as discussed in Note 15, we recognized approximately $2.6 million of expenses related to the termination of our former Chairman and former President during the three months ended March 31, 2003.

12. COMMON STOCK

     We had 300,000,000 authorized shares and 15,263,006 and 13,945,068 issued and outstanding shares of $0.01 par value common stock as of September 30, 2003 and December 31, 2002, respectively. In connection with the January 2003 recapitalization, BREF Fund acquired 1,212,617 shares of our newly issued common stock, or approximately 8% of our outstanding common stock after giving effect to the share acquisition, at $11.50 per share, or approximately $13.9 million.

     The following table summarizes the common stock activity through September 30, 2003:

                                                                       Common Shares      Balance of Common
          Date                           Description                       Issued         Shares Outstanding
-------------------------  -----------------------------------------  -----------------   -------------------
   December 31, 2002       Beginning balance                                                   13,945,068
                           Shares issued to BREF Fund                      1,212,617
                           Stock options exercised                             5,000
-------------------------------------------------------------------------------------------------------------
     March 31, 2003        Balance                                                            15,162,685
-------------------------------------------------------------------------------------------------------------
                           Stock options exercised                            39,000
-------------------------------------------------------------------------------------------------------------
     June 30, 2003         Balance                                                            15,201,685
-------------------------------------------------------------------------------------------------------------
                           Stock options exercised                             3,300
                           Restricted stock granted                           58,021
-------------------------------------------------------------------------------------------------------------
   September 30, 2003      Balance                                                            15,263,006
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

13. PREFERRED STOCK

     As of September 30, 2003 and December 31, 2002, 75,000,000 shares of preferred stock were authorized. As of September 30, 2003 and December 31, 2002, 3,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock, 1,610,000 shares were designated as Series F Redeemable Cumulative Dividend Preferred Stock, 3,760,000 shares were designated as Series G Redeemable Cumulative Dividend Preferred Stock and 45,000 shares were designated as Series H Junior Preferred Stock.

     As of September 30, 2003, there were no accrued and unpaid dividends for any series of our preferred stock. On November 11, 2003, the Board of Directors declared cash dividends of $0.68, $0.30 and $0.375 per share of Series B, Series F and Series G Preferred Stock, respectively, payable on December 31, 2003 to shareholders of record on December 16, 2003.

Series B Cumulative Convertible Preferred Stock

     As of September 30, 2003 and December 31, 2002, there were 1,593,982 shares of Series B Preferred Stock issued and outstanding. The Series B Preferred Stock provides for a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $3.00, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 0.4797 times one plus a conversion premium of 3%, subject to further adjustment upon the occurrence of certain events. The following table summarizes the 2003 dividend payment activity for the Series B Preferred Stock:

                                                                                   Time Period for
                                          Dividends per    Amount of Dividends     which dividends
    Declaration Date     Payment Date    Series B Share                             were accrued
    -------------------------------------------------------------------------------------------------
    March 5, 2003     March 31, 2003       $    0.68           $ 1,083,908       4/01/02-6/30/02
    May 15, 2003      June 30, 2003        $    0.68           $ 1,083,908       7/01/02-9/30/02
    June 3, 2003      June 30, 2003        $    2.04           $ 3,251,723       10/01/02-6/30/03
    August 14, 2003   September 30, 2003   $    0.68           $ 1,083,908       7/01/03-9/30/03


         As of September 30, 2003, each share of Series B Preferred Stock was convertible into 0.4797 shares of common stock.

Series E Cumulative Convertible Preferred Stock

     In March 2002, we redeemed all 173,000 outstanding shares of the Series E Preferred Stock at the stated redemption price of $106 per share in cash plus accrued and unpaid dividends through and including the date of redemption. The total redemption price was $18,734,000 ($396,000 of which represented accrued and unpaid dividends for the period October 1, 2001 through March 21, 2002). The $2,252,000 difference between the aggregate liquidation value, including the initial preferred stock issuance costs, and the redemption price is reflected as a dividend on preferred stock during the nine months ended September 30, 2002.

Series F Redeemable Cumulative Dividend Preferred Stock

     As of September 30, 2003 and December 31, 2002, there were 586,354 shares of Series F Preferred Stock issued and outstanding. The Series F Preferred Stock provides for dividends at a fixed annual rate of 12%. The following table summarizes the 2003 dividend payment activity for the Series F Preferred Stock:

                                                                                   Time Period for
                                          Dividends per    Amount of Dividends     which dividends
    Declaration Date     Payment Date    Series F Share                             were accrued
    -------------------------------------------------------------------------------------------------
    March 5, 2003     March 31, 2003           $    0.30        $ 175,906        4/01/02-6/30/02
    May 15, 2003      June 30, 2003            $    0.30        $ 175,906        7/01/02-9/30/02
    June 3, 2003      June 30, 2003            $    0.90        $ 527,719        10/01/02-6/30/03
    August 14, 2003   September 30, 2003       $    0.30        $ 175,906        7/01/03-9/30/03


Series G Redeemable Cumulative Dividend Preferred Stock

     As of September 30, 2003 and December 31, 2002, there were 1,244,656 shares of Series G Preferred Stock issued and outstanding. The Series G Preferred Stock provides for dividends at a fixed annual rate of 15%. The following table summarizes the 2003 dividend payment activity for the Series G Preferred Stock:

                                                                                   Time Period for
                                          Dividends per    Amount of Dividends     which dividends
    Declaration Date     Payment Date    Series G Share                             were accrued
    -------------------------------------------------------------------------------------------------
    March 5, 2003     March 31, 2003           $   0.375        $ 466,746        4/01/02-6/30/02
    May 15, 2003      June 30, 2003            $   0.375        $ 466,746        7/01/02-9/30/02
    June 3, 2003      June 30, 2003            $   1.125      $ 1,400,238       10/01/02-6/30/03
    August 14, 2003   September 30, 2003       $   0.375        $ 466,746        7/01/03-9/30/03

Series H Junior Preferred Stock

     As of September 30, 2003 and December 31, 2002, there were no issued and outstanding shares of Series H Preferred Stock.

14. EARNINGS PER SHARE

     The following tables reconcile basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002.

                                      For the three months ended September 30, 2003    For the three months ended September 30, 2002
                                                                          Per Share                                     Per Share
                                        Income            Shares           Amount          Income       Shares (2)        Amount
                                     --------------   ---------------   -------------   -------------  ------------    -----------
Basic and diluted earnings per share (1):
----------------------------------------
Net loss to common shareholders      $ (7,374,724)      15,204,913        $  (0.49)      $(25,101,506)   13,926,600      $(1.80)
                                     ==============   ===============   =============    =============  ============   ===========

                                        For the nine months ended September 30, 2003   For the nine months ended September 30, 2002
                                                                           Per Share                                    Per Share
                                         Income            Shares            Amount        Income        Shares (2)       Amount
                                      --------------   ---------------    ------------  -------------   ------------   ------------
Net loss to common shareholders
   before cumulative effect of
   change in accounting principle     $ (6,692,962)     15,114,173         $ (0.44)      $(21,081,467)   13,635,656      $(1.55)
Cumulative effect of change in
   accounting principle related to
   SFAS 142                                     --              --              --         (9,766,502)   13,635,656       (0.71)
                                     --------------   ---------------   -------------    -------------  ------------   -----------
Basic and diluted earnings per share (1):
----------------------------------------
Net loss to common shareholders       $ (6,692,962)     15,114,173        $  (0.44)      $(30,847,969)   13,635,656      $(2.26)
                                      ==============   ==============   =============    =============  ============   ===========

(1) The common stock equivalents for stock options, the preferred stock that is convertible and the warrants outstanding are not included in the calculation of diluted EPS because the effect would be anti-dilutive.
(2) Includes the weighted average number of common shares payable or paid to preferred stockholders related to dividends as of the respective dividend declaration dates.

15. TRANSACTIONS WITH RELATED PARTIES

     The following is a summary of the related party transactions which occurred during the three and nine months ended September 30, 2003 and 2002:

                                                        Three months ended September 30,          Nine months ended September 30,
                                                            2003               2002                   2003               2002
                                                            ----               ----                   ----               ----
Amounts received or accrued from the AIM Limited
 Partnerships
------------------------------------------------
  Income(1)                                            $    83,436           $ 129,249           $   306,126         $   419,880
  Return of capital(2)                                   1,116,759             538,778             2,071,161           1,590,826
                                                       -----------           ---------           -----------         -----------
   Total                                               $ 1,200,195           $ 668,027           $ 2,377,287         $ 2,010,706
                                                       ===========           =========           ===========         ===========
Amounts received or accrued from AIM Acquisition
 Limited Partnership (1)                               $    36,456           $  58,397           $   127,337         $   179,791
                                                       ===========           =========           ===========         ===========
Expense reimbursements from AIM Limited
 Partnerships (3) (5)                                  $    49,992           $  47,851           $   161,099         $   143,078
                                                       ===========           =========           ===========         ===========
Expense reimbursements to affiliates of BREF
 Fund and employees of those affiliates (3)            $    12,365           $       -           $    30,477         $         -
                                                       ===========           =========           ===========         ===========
Expense reimbursement (to) from CRI:
-----------------------------------
Expense reimbursement to CRI (3) (4)                   $    (7,316)          $(156,100)          $   (83,307)        $  (245,862)
Expense reimbursement from CRI (3) (4)                       8,388              69,415                80,867             145,853
                                                       ===========           ==========          ===========         ===========
Net expense reimbursement from (to) CRI                $     1,072           $ (86,685)          $    (2,440)        $  (100,009)
                                                       ===========           ==========          ===========         ===========

(1) Included as equity in earnings from investments on the accompanying consolidated statements of income.
(2) Included as a reduction of equity investments on the accompanying consolidated balance sheets.
(3) Included in general and administrative expenses on the accompanying consolidated statements of income.
(4) Pursuant to an administrative services agreement between us and CRI, CRI provided us with certain administrative and office facility services and other services, at cost, with respect to certain aspects of our business. We used the services provided under the administrative services agreement to the extent such services were not performed by CRIIMI MAE Management or provided by another service provider. The majority of such services under this agreement were terminated in March 2003. Our former Chairman, who is currently one of our directors, is a director, executive officer and principal shareholder of CRI.
(5) During the three months ended September 30, 2003, CMSLP accrued approximately $150,000 as a payable to AIM 84 and AIM 85 due to an obligation incurred related to servicing a loan.

     As previously discussed, Barry Blattman, our Chairman and CEO, is affiliated with BREF Fund and BREF Investments. The Board's Compensation and Stock Option Committee is considering various alternatives with respect to the employment arrangement for Mr. Blattman. We have accrued approximately $550,000 in estimated compensation, subject to the approval of the Compensation and Stock Option Committee, as of September 30, 2003 which is expected to be payable in connection with Mr. Blattman's employment. Additional compensation may be payable in connection with such employment arrangement in the form of restricted stock or other equity-like compensation.

     As discussed in Note 6, we paid BREF Investments an origination fee of $200,000 related to the BREF Debt and an aggregate of $1.0 million for expenses in connection with the January 2003 recapitalization transactions. Pursuant to the Investment Agreement with BREF Investments, we are obligated to pay BREF Investments a quarterly maintenance fee of $434,000. As discussed in Note 12, in connection with the January 2003 recapitalization, we issued seven-year warrants to BREF Fund to purchase up to 336,835 shares of our common stock at $11.50 per share. There are also other existing and potential relationships, transactions and agreements with BREF Fund and/or certain of its affiliates (including BREF Investments) relating to the composition of our Board of Directors, additional subordinated debt financing, non-competition and other matters.

     In conjunction with the hiring of Mark Jarrell on September 15, 2003 as our President and Chief Operating Officer, Mr. Jarrell was granted 58,021 shares of restricted common stock on September 15, 2003, valued at $666,667 based on the closing price of our common stock on August 12, 2003, under our 2001 Stock Incentive Plan. This initial grant will vest 25% on December 31, 2003 and 75% on December 31, 2004. In addition, Mr. Jarrell will be granted shares of common stock equivalent to $500,000 on each of December 31, 2005 and 2006, provided he is employed by us on those dates and subject to certain terms of his Employment Offer Letter Agreement dated August 11, 2003. We expect to recognize approximately $143,000 of deferred compensation expense related to the restricted common stock award during the remainder of 2003 and approximately $500,000 of deferred compensation expense during 2004.

     On October 3, 2003, Cynthia Azzara, our Executive Vice President, Chief Financial Officer and Treasurer, was granted 13,055 shares of restricted common stock, valued at approximately $140,000 based on the closing price of our common stock on October 3, 2003, under our 2001 Stock Incentive Plan. This grant will vest 33% on each of December 31, 2004, 2005 and 2006.

     On October 29, 2003, Stephen Abelman was hired as Executive Vice President of Asset Management. In connection with his employment, Mr. Abelman was granted 12,500 shares of restricted stock on 2003, valued at approximately $142,000 based on the closing price of our common stock on November 6, 2003 under our 2001 Stock Incentive Plan. This grant will vest 33% on each of December 31, 2004, 2005 and 2006.

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

     In addition to the transactions listed above, in connection with the Merger in 1995, we entered into a deferred compensation arrangement with William Dockser, Chairman until January 23, 2003 (a Director after January 23, 2003), and H. William Willoughby, President and a Director until January 23, 2003, in an original aggregate amount of $5,002,183 pursuant to which we agreed to pay Messrs. Dockser and Willoughby for services performed in connection with the structuring of the Merger. Our obligation to pay the deferred compensation is limited, with certain exceptions, to the creation of an irrevocable grantor trust for the benefit of Messrs. Dockser and Willoughby and the transfer to such trust of the right to receive such deferred compensation (the Note Receivable) in the original aggregate principal amount of $5,002,183. The deferred compensation is fully vested and payable only to the extent that payments are made by CRI on the Note Receivable. Payments of principal and interest on the Note

Receivable/deferred compensation are payable quarterly and terminate in June 2005. The Note Receivable/deferred compensation bears interest at the prime rate (4.00% as of September 30, 2003) plus 2% per annum. During the nine months ended September 30, 2003 and 2002, aggregate payments of approximately $434,000 and $466,000, respectively, were made on the Note Receivable/deferred compensation. These aggregate payments were split approximately equally among Messrs. Dockser and Willoughby. The unpaid aggregate principal balance on the note receivable/deferred compensation was $1,000,423 at September 30, 2003. The financial statement impact of these transactions is immaterial.

16.      SEGMENT REPORTING

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

     The following tables detail the financial performance of these operating segments for the three and nine months ended September 30, 2003 and 2002. The basis of accounting used in the tables is GAAP.


                                                           As of and for the three months ended September 30, 2003
                                             ------------------------------------------------------------------------------------
                                                                                          Elimination of
                                                 Portfolio             Mortgage            Intercompany
                                                 Investment            Servicing           Transactions          Consolidated
                                             -------------------    ----------------    -------------------    ------------------
Interest income                              $     25,607,633        $           -       $             -        $     25,607,633
Interest expense                                  (17,711,530)                   -                     -             (17,711,530)
                                             -------------------    ----------------    -------------------    ------------------
 Net interest margin                                7,896,103                    -                     -               7,896,103
                                             -------------------    ----------------    -------------------    ------------------

General and administrative expenses                (2,629,658)                   -              (397,403)             (3,027,061)
Deferred compensation expense                         (23,810)                   -                     -                 (23,810)
Depreciation and amortization                        (131,472)                   -                     -                (131,472)
Impairment on CMBS                                 (4,704,878)                   -                     -              (4,704,878)
Servicing revenue                                           -            2,425,138                     -               2,425,138
Servicing general and administrative expenses               -           (2,898,253)              397,403              (2,500,850)
Servicing amortization, depreciation
  and impairment                                            -             (293,090)                    -                (293,090)
Servicing restructuring expenses                            -               (6,301)                    -                  (6,301)
Income tax benefit (expense)                                -              323,704                     -                 323,704
Equity in earnings from investments                    91,006                    -                     -                  91,006
Other, net                                           (456,756)                   -                     -                (456,756)
BREF maintenance fee                                 (434,000)                   -                     -                (434,000)
Executive contract termination costs               (2,028,343)            (847,356)                    -              (2,875,699)
Recapitalization expenses                                   -                    -                     -                       -
Gain on extinguishment debt                                 -                    -                     -                       -
Hedging ineffectiveness                            (1,930,198)                   -                     -              (1,930,198)
                                             -------------------    ----------------    -------------------    ------------------
                                                  (12,248,109)          (1,296,158)                    -             (13,544,267)
                                             -------------------    ----------------    -------------------    ------------------
Net income (loss) before changes in
  accounting principles                      $     (4,352,006)       $  (1,296,158)       $            -        $     (5,648,164)
                                             ===================    ================    ===================    ==================
  Total assets                               $  1,095,408,313        $  11,850,556        $            -        $  1,107,258,869
                                             ===================    ================    ===================    ==================


                                                           As of and for the three months ended September 30, 2002
                                             ------------------------------------------------------------------------------------
                                                                                          Elimination of
                                                 Portfolio             Mortgage            Intercompany
                                                 Investment            Servicing           Transactions          Consolidated
                                             -------------------    ----------------    -------------------    ------------------
Interest income                              $     31,508,173        $           -       $             -        $     31,508,173
Interest expense                                  (22,719,404)                   -                10,076             (22,709,328)
                                             -------------------    ----------------    -------------------    ------------------
  Net interest margin                               8,788,769                    -                10,076               8,798,845
                                             -------------------    ----------------    -------------------    ------------------
General and administrative expenses                (2,766,584)                   -              (15,835)              (2,782,419)
Deferred compensation expense                         (16,732)                   -                    -                  (16,732)
Depreciation and amortization                        (312,388)                   -                    -                 (312,388)
Impairment on CMBS                                (29,884,497)                   -                    -              (29,884,497)
Servicing revenue                                           -            3,110,378             (134,007)               2,976,371
Servicing general and administrative expenses               -           (2,361,774)             139,766               (2,222,008)
Servicing amortization, depreciation
  and impairment                                            -             (508,000)                   -                 (508,000)
Servicing restructuring expenses                            -                    -                    -                        -
Servicing gain on sale of servicing
  rights                                                    -               34,309                    -                   34,309
Income tax benefit (expense)                          326,998              154,258                    -                  481,256
Equity in earnings from investments                    98,005                    -                    -                   98,005
Other, net                                            401,201                    -                    -                  401,201
Recapitalization expenses                            (438,889)                   -                    -                 (438,889)
                                             -------------------    ----------------    -------------------    ------------------
                                                  (32,592,886)             429,171              (10,076)             (32,173,791)
                                             -------------------    ----------------    -------------------    ------------------
Net income (loss) before changes in
  accounting principles                      $    (23,804,117)       $     429,171       $            -         $    (23,374,946)
                                             ===================    ================    ===================    ==================
  Total assets                               $  1,258,335,741        $  27,333,329       $     (458,133)        $  1,285,210,937
                                             ===================    ================    ===================    ==================


                                                           As of and for the nine months ended September 30, 2003
                                             ------------------------------------------------------------------------------------
                                                                                          Elimination of
                                                 Portfolio             Mortgage            Intercompany
                                                 Investment            Servicing           Transactions          Consolidated
                                             -------------------    ----------------    -------------------    ------------------
Interest income                               $     78,720,379       $           -       $              -       $     78,720,379
Interest expense                                   (55,673,521)                  -                  2,702            (55,670,819)
                                             -------------------    ----------------    -------------------    ------------------
  Net interest margin                               23,046,858                   -                  2,702             23,049,560
                                             -------------------    ----------------    -------------------    ------------------

General and administrative expenses                 (8,003,063)                  -               (812,830)            (8,815,893)
Deferred compensation expense                          (43,331)                  -                      -                (43,331)
Depreciation and amortization                         (450,296)                  -                      -               (450,296)
Impairment on CMBS                                 (13,652,756)                  -                      -            (13,652,756)
Servicing revenue                                            -           7,317,427                 (2,702)             7,314,725
Servicing general and administrative expenses                -          (7,637,805)               812,830             (6,824,975)
Servicing amortization, depreciation
  and impairment                                             -          (1,180,842)                     -             (1,180,842)
Servicing restructuring expenses                             -            (150,672)                     -               (150,672)
Income tax benefit (expense)                                 -             509,934                      -                509,934
Equity in earnings from investments                    212,341                   -                      -                212,341
Other, net                                             465,403                   -                      -                465,403
BREF maintenance fee                                (1,229,667)                  -                      -             (1,229,667)
Executive contract termination costs                (2,028,343)           (847,356)                     -             (2,875,699)
Recapitalization expenses                           (3,148,841)                  -                      -             (3,148,841)
Gain on extinguishment debt                          7,337,424                   -                      -              7,337,424
Hedging ineffectiveness                             (1,930,198)                  -                      -             (1,930,198)
                                             -------------------    ----------------    -------------------    ------------------
                                                   (22,471,327)         (1,989,314)                (2,702)           (24,463,343)
                                             -------------------    ----------------    -------------------    ------------------
Net income (loss) before changes in
  accounting principles                       $        575,531       $  (1,989,314)      $              -       $     (1,413,783)
                                             ===================    ================    ===================    ==================

  Total assets                                $  1,095,408,313       $  11,850,556       $              -       $  1,107,258,869
                                             ===================    ================    ===================    ==================

                                                           As of and for the nine months ended September 30, 2002
                                             ------------------------------------------------------------------------------------
                                                                                          Elimination of
                                                 Portfolio             Mortgage            Intercompany
                                                 Investment            Servicing           Transactions          Consolidated
                                             -------------------    ----------------    -------------------    ------------------
Interest income                               $     95,283,400       $           -       $              -       $     95,283,400
Interest expense                                   (69,607,308)                  -                 10,076            (69,597,232)
                                             -------------------    ----------------    -------------------    ------------------
   Net interest margin                              25,676,092                   -                 10,076             25,686,168
                                             -------------------    ----------------    -------------------    ------------------

General and administrative expenses                (8,697,969)                   -                109,766             (8,588,203)
Deferred compensation expense                         (93,422)                   -                      -                (93,422)
Depreciation and amortization                        (920,928)                   -                      -               (920,928)
Impairment on CMBS                                (35,035,588)                   -                      -            (35,035,588)
Servicing revenue                                           -            8,692,686               (458,742)             8,233,944
Servicing general and administrative expenses               -           (7,186,892)               338,900             (6,847,992)
Servicing amortization, depreciation
  and impairment                                            -           (1,418,810)                     -             (1,418,810)
Servicing restructuring expenses                                          (141,240)                                     (141,240)
Servicing gain on sale of servicing rights                               4,851,907                                     4,851,907
Income tax benefit (expense)                          326,998             (754,518)                     -               (427,520)
Equity in earnings from investments                   330,747                    -                      -                330,747
Other, net                                          1,575,340                    -                      -              1,575,340
Recapitalization expenses                            (683,333)                   -                      -               (683,333)
                                             -------------------    ----------------    -------------------    ------------------
                                                  (43,198,155)           4,043,133                (10,076)           (39,165,098)
                                             -------------------    ----------------    -------------------    ------------------
Net income (loss) before changes in
  accounting principles                       $   (17,522,063)       $   4,043,133       $              -       $    (13,478,930)
                                             ===================    ================    ===================    ==================

  Total assets                                $ 1,258,335,741        $  27,333,329       $       (458,133)      $  1,285,210,937
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

Business

     CRIIMI MAE Inc. (together with its consolidated subsidiaries, unless the context otherwise indicates, We or CRIIMI MAE) is a commercial mortgage company structured as a self-administered real estate investment trust (or REIT). We currently own, and manage, primarily through our servicing subsidiary, CRIIMI MAE Services Limited Partnership (CMSLP or CRIIMI MAE Services), a significant portfolio of commercial mortgage-related assets. We have focused primarily on non-investment grade (rated below BBB- or unrated) commercial mortgage-backed securities (subordinated CMBS). As the holder of the most subordinate tranches, we are exposed to a higher risk of losses.

     Our core holdings are subordinated CMBS ultimately backed by pools of commercial mortgage loans on retail, multifamily, hotel, and other commercial real estate. We also own directly and indirectly government-insured mortgage backed securities and a limited number of other assets. We also are a trader in CMBS, residential mortgage-backed securities, agency debt securities and other fixed income securities.

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

o Bear Stearns Secured Financing. - We received $300 million in secured financing in the form of a repurchase transaction from a unit of Bear, Stearns & Co., Inc. We refer to the secured financing as the Bear Stearns Debt and the unit of Bear Stearns & Co., Inc. as Bear Stearns.

o New Leadership. - Barry S. Blattman joined CRIIMI MAE as Chairman of the Board, Chief Executive Officer and President. Mr. Blattman has more than 15 years of experience in commercial real estate finance, which included overseeing the real estate debt group at Merrill Lynch from 1996 to 2001. Mr. Blattman is also the managing member of Brascan Real Estate Financial Partners LLC, which owns 100% of the general partner of BREF Fund. In addition on September 15, 2003, Mark R. Jarrell, a director, assumed the position of President and Chief Operating Officer. Upon appointment as President, Mr. Jarrell resigned as director. Mr. Blattman continues as our Chairman of the Board and Chief Executive Officer.

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

Risks

     Our business is subject to a number of risks and uncertainties including, but not limited to: (1) risks associated with substantial indebtedness or leverage; (2) borrowing and refinancing risks; (3) risks associated with potential margin or collateral calls under the Bear Stearns financings and interest rate swap documents; (4) the limited protection provided by hedging transactions; (5) inherent risks in owning subordinated CMBS; (6) the limited liquidity of the subordinated CMBS market; (7) continuing adverse effects of terrorist attacks, threats of further terrorist attacks, acts of war, economic slowdown and/or recession and other matters on defaults, servicer advances and losses and the related cash flow impact related to the mortgages underlying our CMBS portfolio; (8) risks associated with our ability to implement business strategies and achieve business goals; (9) failure to manage the mismatch between long-term assets and short-term funding; (10) risk of loss of REIT status and other tax matters; (11) the effect of interest rate compression on the market price of our stock; (12) the effect of the yield curve on borrowing costs; (13) results of operations adversely affected by factors beyond our control; (14) competition; (15) risk of becoming subject to the requirements of the Investment Company Act of 1940; (16) the effect of phantom (non-cash) income on total income; and (17) taxable mortgage pool risk.

Business Segments

     Management assesses our performance and allocates resources principally on the basis of two lines of business: portfolio investment and mortgage servicing.

2003 compared to 2002

Results of Operations

     Financial statement net loss to common shareholders for the three months ended September 30, 2003 and 2002 was approximately $(7.4) million, $(0.49) per diluted share, and approximately $(25.1) million, or $(1.80) per diluted share, respectively. Results for the three months ended September 30, 2003, which are discussed in further detail below, includes approximately $4.7 million of impairment charges related to certain subordinated CMBS, approximately $2.9 million of executive contract termination expenses, approximately $1.9 million of hedging ineffectiveness expense and approximately $1.6 million of additional non-cash amortization expense on collateralized mortgage obligations. Results for the three months ended September 30, 2002, which are discussed in further detail below, include, approximately $29.9 million of impairment charges related to certain subordinated CMBS.

     Financial statement net loss to common shareholders for the nine months ended September 30, 2003 and 2002 was approximately $(6.7) million, or $(0.44) per diluted share, and approximately $(30.8) million, or $(2.26) per diluted share, respectively.

     Results for the nine months ended September 30, 2003, which are discussed in further detail below, include:

o approximately $13.7 million of impairment charges related to certain subordinated CMBS;
o approximately $7.3 million of gain on extinguishment of debt;
o approximately $3.1 million of recapitalization expenses;
o approximately $3.1 million of additional interest expense during the 45 day redemption notice period for the Series A and Series B Senior Secured Notes;
o approximately $2.9 million in executive contract termination expenses;
o approximately $2.6 million of additional non-cash amortization expense on collateralized mortgage obligations; and
o approximately $1.9 million in hedging ineffectiveness expense.

     Results for the nine months ended September 30, 2002, which are discussed in further detail below, include:

o approximately $35.0 million of impairment charges related to certain subordinated CMBS;
o an approximate $9.8 million charge to write-off goodwill upon the adoption of Statement of Financial Accounting Standards (or SFAS) No. 142;
o approximately $4.9 million from the gain on the sale of master and direct servicing rights by CMSLP; and
o approximately $2.2 million reflected as an additional dividend on preferred stock in connection with the redemption of the Series E Preferred Stock (representing the difference between the aggregate liquidation value, including the initial preferred stock issuance costs, and the redemption price).

     Interest Income - CMBS

     Interest income from CMBS decreased by approximately $3.6 million, or 14%, to $22.1 million during the three months ended September 30, 2003 as compared to $25.7 million during the three months ended September 30, 2002. Interest income from CMBS decreased by approximately $10.5 million, or 14%, to $66.3 million during the nine months ended September 30, 2003 as compared to $76.8 million during the nine months ended September 30, 2002. These decreases in interest income were primarily due to changes in our loss estimates related to CMBS during 2002 and 2003 and the resulting reduction in interest income on CMBS.

     Accounting principles generally accepted in the United States, or GAAP, require that interest income earned on CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of the CMBS. Based upon assumptions as to the timing and amount of future credit losses and certain other items estimated by management, the weighted average anticipated unleveraged yield for our CMBS for financial statement purposes was approximately 12.4% as of January 1, 2002, approximately 12.5% as of July, 2002, approximately 11.6% as of January 1, 2003, approximately 11.7% as of July 1, 2003 and approximately 12.0% as of October 1, 2003. These yields were determined based on the anticipated yield over the expected life of our CMBS, which considers, among other things, anticipated losses and any other than temporary impairment.

     The effective interest method of recognizing interest income on CMBS results in income recognition that differs from cash received. During the nine months ended September 30, 2003, we recognized approximately $8.0 million of discount amortization, partially offset by approximately $4.3 million of cash received in excess of income recognized on subordinated CMBS due to the effective interest method. During the nine months ended September 30, 2002, we recognized approximately $8.8 million of discount amortization, partially offset by approximately $2.4 million of cash received in excess of income recognized on subordinated CMBS due to the effective interest method.

     Interest Income - Insured Mortgage Securities

     Interest income from insured mortgage securities decreased by approximately $2.3 million, or 40%, to $3.5 million for the three months ended September 30, 2003 from $5.8 million for the three months ended September 30, 2002. This decrease was due to the prepayment or sale of 28 mortgages underlying the insured mortgage securities, representing approximately 43% of the total insured mortgage portfolio, from September 30, 2002 through September 30, 2003.

     Interest income from insured mortgage securities decreased by approximately $6.1 million, or 33%, to $12.4 million for the nine months ended September 30, 2003 from $18.5 million for the nine months ended September 30, 2002. As discussed above, this decrease was primarily due to the prepayment of mortgages underlying the insured mortgage securities.

     During the nine months ended September 30, 2003, 21 mortgages prepaid resulting in net proceeds of $98.5 million. The prepayment activity corresponds with the relatively low mortgage interest rate environment during this period and the expiration of prepayment lock-out periods on many of the underlying mortgages. These prepayments result in corresponding reductions in the outstanding principal balances of the collateralized mortgage obligations-insured mortgage securities and the related interest expense. In addition, in January 2003 we sold an unencumbered GNMA security for approximately $5.7 million.

     Interest Expense

     Interest expense of approximately $17.7 million for the three months ended September 30, 2003 was approximately $5.0 million lower than interest expense of approximately $22.7 million for the same period in 2002. The net decrease is primarily attributable to a lower average debt balance during the third quarter of 2003 ($805 million) compared to 2002 ($964 million) and a lower average effective interest rate on the total debt outstanding during the third quarter of 2003 (8.6%) compared to 2002 (9.3%). These decreases were partially offset by additional amortization on the collateralized mortgage obligations as discussed below.

     Interest expense of approximately $55.7 million for the nine months ended September 30, 2003 was approximately $13.9 million lower than interest expense of approximately $69.6 million for the same period in 2002. The net decrease is primarily attributable to a lower average debt balance during the nine months ended September 30, 2003 ($874 million) compared to 2002 ($987 million) and a lower average effective interest rate on the total debt outstanding during 2003 (8.4%), including approximately $3.1 million of additional interest as discussed below, compared to 2002 (9.3%). These decreases were partially offset by additional amortization on the collateralized mortgage obligations as discussed below.

     Interest expense on the collateralized mortgage obligations-insured mortgage securities decreased following significant prepayments of mortgages underlying the insured mortgage securities, as discussed previously. The decrease in interest expense on the collateralized mortgage obligations-insured mortgage securities was partially offset by approximately $1.6 million and $2.6 million of additional discount and deferred fees amortization expenses during the three and nine months ended September 30, 2003, respectively, which are reflected as interest expense, compared to approximately $205,000 and $964,000 of additional amortization expenses during the three and nine months ended September 30, 2002, respectively. The increase in amortization is the result of the mortgages prepaying faster than anticipated which, under the effective interest method of recognizing interest expense, required an adjustment to cumulative interest expense. In addition, we adjusted our assumed prepayment speed for the amortization of the discount and deferred financing fees during the three months ended September 30, 2003.

     The overall weighted average effective interest rate on the Bear Stearns and BREF Debt was 5.8% for the three and nine months ended September 30, 2003, and the weighted average coupon (pay) rate on the Bear Stearns and BREF Debt was 4.2% during the same periods. The difference in the weighted average effective interest rate and the weighted average coupon (pay) rate primarily relates to the deferral of two-thirds of the interest on the BREF Debt. The weighted average effective interest rate on the Exit Debt was 10.4% and 10.3% for the three and nine months ended September 30, 2002, respectively. The weighted average coupon (pay) rate on the Exit Debt was 8.1% and 8.0% during the same periods.

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

     During the three months ended September 30, 2003 and 2002, we recognized hedging expense of approximately $274,000 and $353,000 on our interest rate caps, respectively. During the nine months ended September 30, 2003 and 2002, we recognized hedging expense of approximately $901,000 and $749,000 on our interest rate caps, respectively. Our interest rate cap which matured on November 3, 2003 (which we purchased in April 2002) set one-month LIBOR at a rate of 3.25%. The fair value of this interest rate cap was $0 as of September 30, 2003. On October 31, 2003, we purchased an interest rate cap for $45,000 with a notional amount of $50 million, an effective date of November 4, 2003, maturity on November 4, 2004, and capping one-month LIBOR at 2.25%. As of September 30, 2003, the one-month LIBOR rate was 1.12%.

     General and Administrative Expenses

     General and administrative expenses increased by approximately $245,000 to $3.0 million during the three months ended September 30, 2003 as compared to $2.8 million during the three months ended September 30, 2002 primarily due to an increase in legal fees incurred in connection with the interest rate swap and netting agreement.

     General and administrative expenses increased by approximately $228,000 to $8.8 million during the nine months ended September 30, 2003 as compared to $8.6 million during the nine months ended September 30, 2002 primarily due to vacant office space during 2003.

     Depreciation and Amortization

     Depreciation and amortization was approximately $131,000 and $312,000 during the three months ended September 30, 2003 and 2002, respectively, and approximately $450,000 and $921,000 during the nine months ended September 30, 2003 and 2002, respectively. The decreases in depreciation and amortization are primarily attributable to a lower balance of depreciable assets in 2003 as compared to 2002.

     Mortgage Servicing

     The following is a summary of the consolidated results of operations of CMSLP (in thousands):

                                              Three months ended September 30,      Nine months ended September 30,
                 Description                           2003           2002              2003           2002
                 -----------                           ----           ----              ----           ----
  Servicing revenue                                  $ 2,425        $ 2,976           $ 7,315         $ 8,234
  Servicing general and administrative expenses       (2,501)        (2,222)           (6,825)         (6,848)
  Servicing amortization, depreciation and
    impairment                                          (293)          (508)           (1,181)         (1,419)
  Servicing restructuring expenses                        (6)            --              (151)           (141)
  Servicing gain on sale of servicing rights              --             34                --           4,852
                                                     --------       --------          ---------       --------
  GAAP net (loss) income  from CMSLP                 $  (375)       $   280           $  (842)        $ 4,678
                                                     ========       ========          =========       ========


     The net loss from CMSLP of approximately $(375,000) for the three months ended September 30, 2003 compares to net income of approximately $280,000 for the three months ended September 30, 2002. CMSLP's total revenue decreased by approximately $551,000 to approximately $2.4 million during the three months ended September 30, 2003 compared to $3.0 million during the three months ended September 30, 2002. This decrease is primarily the result of several large principal recovery fees that were collected in 2002. General and administrative expenses were $2.5 million during the three months ended September 30, 2003 compared to $2.2 million during the three months ended September 30, 2002 due to increased expenses related to additional resources dedicated to special servicing resolutions. During the three months ended September 30, 2003, amortization, depreciation and impairment expenses were approximately $293,000 as compared to $508,000 in 2002. This decrease was primarily the result of a lower balance of depreciable assets in 2003 as compared to 2002.

     The net loss from CMSLP of approximately $(842,000) for the nine months ended September 30, 2003 compares to net income of approximately $4.7 million for the nine months ended September 30, 2002. CMSLP's 2002 results include a $4.9 million gain from the sale of certain servicing rights. CMSLP's total revenue decreased by approximately $919,000 to approximately $7.3 million during the nine months ended September 30, 2003 compared to $8.2 million during the nine months ended September 30, 2002. This decrease is primarily the result of several large principal recovery fees that were collected in 2002 and CMSLP's sale of its master and direct servicing contracts in February 2002 which reduced mortgage servicing income and interest income earned on the escrow balances, partially offset by a recovery of $285,000 of legal fees during 2003 that were paid in a previous year. General and administrative expenses were $6.8 million during the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003, amortization, depreciation and impairment expenses aggregated approximately $1.2 million as compared to $1.4 million in 2002. This decrease was primarily the result of the sale of servicing rights in February 2002 and a lower balance of depreciable assets in 2003, partially offset by an impairment charge of approximately $198,000 during 2003 related to the subadvisory contracts with the AIM Limited Partnerships, as discussed below.

     During 2003, the AIM Limited Partnerships have experienced a significant amount of prepayments of their insured mortgages (which corresponded with the low interest rate environment). These prepayments reduced CMSLP's cash flow from its subadvisory contracts with the AIM Limited Partnerships. As a result, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluated CMSLP's investment in the subadvisory contracts for impairment. Our estimated future undiscounted cash flows from this investment were projected to be less than the book value on the investment as of June 30, 2003. As a result, we believed that CMSLP's investment in the subadvisory contracts was impaired at June 30, 2003. We estimated the fair value of the investment using a discounted cash flow methodology. We wrote down the value of CMSLP's investment in the subadvisory contracts with the AIM Limited Partnerships and recorded an impairment charge of approximately $198,000 as of June 30, 2003.

     In April 2003, CMSLP restructured its property servicing group. In connection with the restructuring, 15 employee positions were eliminated in the second and third quarters of 2003. The elimination of these positions resulted in the termination of 11 employees. We recognized approximately $151,000 of servicing restructuring expenses, representing employee severance and related benefits, during the nine months ended September 30, 2003. In conjunction with this restructuring, we have outsourced substantially all of our property servicing duties on a considerable portion of the properties underlying our mortgage assets to another servicer, effective October 2003. We expect to outsource the balance of our property servicing duties, excluding consents and assumptions, by the end of the fourth quarter of 2003. This outsourcing will not relieve us of any of our obligations or reduce any of our rights as property servicer since CMSLP remains the property servicer of record.

     Equity in Earnings from Investments

     Total equity in earnings from investments of approximately $91,000 and $98,000 for the three months ended September 30, 2003 and 2002, respectively, and approximately $212,000 and $331,000 for the nine months ended September 30, 2003 and 2002, respectively, includes our net equity from the AIM Limited Partnerships (which are four publicly traded limited partnerships that hold insured mortgages and whose general partner is one of our subsidiaries) and the net equity from our 20% limited partnership interest in the advisor to the AIM Limited Partnerships. The results for the nine months ended September 30, 2003 also include an impairment charge on our equity investment in the advisor to the AIM Limited Partnerships.

     During 2003, the AIM Limited Partnerships have experienced a significant amount of prepayments of their insured mortgages. These prepayments reduced cash flows on our 20% investment in the advisor to the AIM Limited Partnerships. As a result, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the advisor to the AIM Limited Partnerships evaluated its investment in the advisory contracts for impairment. The estimated future undiscounted cash flows from this investment were projected to be less than the book value of the investment as of June 30, 2003. As a result, the advisor believed that its investment in the advisory contracts was impaired at June 30, 2003. The advisor estimated the fair value of its investment using a discounted cash flow methodology. The advisor wrote down the value of its investment in the advisory contracts to the AIM Limited Partnerships and recorded an impairment charge. We recorded our portion of the impairment charge, totaling approximately $109,000, during the second quarter of 2003. This impairment charge is included in Equity in earnings from investments in our Consolidated Statement of Income. This investment is included in our Portfolio Investment segment. We did not recognize any impairment changes on our equity investments during the three months ended September 30, 2003 or during the three and nine months ended September 30, 2002.

     Income Tax Benefit (Expense)

     During the three and nine months ended September 30, 2003, we recorded an income tax benefit of approximately $324,000 and $510,000, respectively. During the three months ended September 30, 2002, we recorded income tax benefit of approximately $481,000. During the nine months ended September 30, 2002, we recorded income tax expense of approximately $428,000. The income tax benefit (expense) was recognized by our taxable REIT subsidiaries (TRSs) that own all of the partnership interests in CMSLP. These TRSs are separately taxable entities. The income tax benefit (expense) that was recognized by our TRSs was the result of CMSLP's financial results. The expense during the nine months ended September 30, 2002 was primarily the result of the gain on the sale of servcing rights by CMSLP.

     Other Income

     Other income decreased by approximately $419,000 to approximately $293,000 during the three months ended September 30, 2003 from approximately $712,000 during the three months ended September 30, 2002. Other income decreased by approximately $1.2 million to approximately $988,000 during the nine months ended September 30, 2003 from approximately $2.1 million during the nine months ended September 30, 2002. These decreases were primarily attributable to lower interest income earned on reduced cash balances during 2003 as compared to 2002, a decrease in income from trading activities and a decrease in net income (before interest expense and depreciation expense) from a shopping center that we account for as real estate owned, as discussed below.

     We own a shopping center in Orlando, Florida, which we account for as real estate owned. The following is a summary of the financial results of the shopping center (in thousands):

                                   Three months ended September 30,        Nine months ended September 30,
                                      2003                2002                2003                2002
                                   ------------      ---------------      --------------     ----------------
     Interest expense                $  (218)           $ (215)             $  (652)             $ (642)
     Depreciation expense                (41)              (35)                (116)               (114)
     Other, net                           25                93                   79                 247
                                   ------------      ---------------      --------------     ----------------
     Net loss                        $  (234)           $ (157)             $  (689)             $ (509)
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

     Impairment on CMBS

     The following table provides a summary of the changes in the overall expected loss estimates on subordinated CMBS from January 1, 2002 through September 30, 2003:

                        Overall        Impairment
                        Expected     Recorded During
($ in millions)      Loss Estimate    Quarter Ended                            Impaired CMBS
---------------      -------------    -------------                            -------------
June 30, 2002             $ 351             $5.2      Nomura and CBO-2 unrated/issuer's equity bonds
September 30, 2002          448             29.9      All unrated/issuer's equity bonds, and the CCC
                                                        bond and the B- bond in CBO-2
December 31, 2002           503             35.1      All unrated/issuer's equity bonds, and the CCC
                                                        bond and the B- bond in CBO-2
June 30, 2003               559              8.9      Unrated/issuer's equity bonds, CCC bond and the
                                                        B- bond in CBO-2
September 30, 2003          568              4.7      B- bond and CCC bond in CBO-2

     The projected loss severities of the underlying mortgage loans have increased (including a change in the estimated resolution and disposition dates of certain specially serviced loans) which has resulted in an increase in our overall expected loss estimate related to our subordinated CMBS from $503 million as of December 31, 2002 to $559 million as of June 30, 2003 to $568 million as of September 30, 2003. These revisions to the overall expected loss estimate are primarily the result of increased projected losses due to lower internal estimates of values on properties underlying certain mortgage loans and real estate owned by underlying trusts, and changes in the timing of resolution and disposition of certain specially serviced assets, which when combined, has resulted in higher projected loss severities on loans and real estate owned by underlying trusts currently or anticipated to be in special servicing. The primary reasons for lower estimates of value include the poor performance of certain properties and related markets and changes to workout negotiations due, in large part, to the softness in the economy, the continued slowdown in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets.

     There can be no assurance that our revised overall expected loss estimate of $568 million will not be exceeded as a result of additional or existing adverse events or circumstances. Such events or circumstances include, but are not limited to, the receipt of new or updated appraisals or internal values at lower than anticipated amounts, legal proceedings (including bankruptcy filings) involving borrowers, unforeseen reductions in cash received from our subordinated CMBS, a deterioration in the economy or recession generally or in certain industries or sectors specifically, continued hostilities in the Middle East or elsewhere, terrorism, unexpected delays in the disposition or other resolution of specially serviced mortgage loans, additional defaults, or an unforeseen reduction in expected recoveries, any of which could result in additional future credit losses, impact our cash received from subordinated CMBS and/or result in further impairment to our subordinated CMBS, the effect of which could be materially adverse to us.

     During 2002, we revised our overall expected loss estimate related to our subordinated CMBS portfolio as detailed in the table above. The revisions to the overall expected loss estimate during 2002 were primarily the result of the same factors as those listed in the paragraph above. As we determined that there had been an adverse change in expected future cash flows, we believed some of our CMBS had been impaired under EITF 99-20 and SFAS No. 115 as of June 30, 2002 and September 30, 2002. As the fair value of the impaired subordinated CMBS was approximately $5.2 million and $29.9 million below the amortized cost as of June 30, 2002 and September 30, 2002, respectively, we recorded other than temporary impairment charge through the income statement of this same amount during the second and third quarters of 2002.

     Net Losses on Mortgage Security Dispositions

     The following is a summary of mortgage security dispositions:

                                          Three months ended September 30,       Nine months ended September 30,
                                              2003             2002               2003             2002
                                         ---------------- ---------------    --------------   ----------------
Net loss recognized                       $ (749,305)      $  (310,722)       $ (522,805)      $  (567,014)
Number of dispositions                             8                 6                22                19
Percentage of amortized cost (1)                18.7%              4.1%             38.3%             14.7%


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

     BREF Maintenance Fee

     Pursuant to the Investment Agreement with BREF Investments, we are obligated to pay BREF Investments a quarterly maintenance fee of $434,000 through January 2006. The expense of approximately $434,000 and $1.2 million during the three and nine months ended September 30, 2003, respectively, represents the maintenance fee for the period January 14 through September 30, 2003.

     Executive Contracts

     In August 2003, the employment contracts for David Iannarone, Cynthia Azzara and Brian Hanson expired and were not renewed. These contracts were put into place in 2001 to ensure management continuity following our emergence from Chapter 11 proceedings and through our January 2003 recapitalization. In connection with the contract terminations, we recognized approximately $1.0 million of executive contract termination expenses for each of Mr. Iannarone and Ms. Azzara and approximately $847,000 of executive contract termination expense related to severance and related benefit payments for Mr. Hanson during the three months ended September 30, 2003. Mr. Iannarone and Ms. Azzara were each paid their contract termination payments during the three months ended September 30, 2003. Approximately $306,000 of Mr. Hanson's payments were made during the three months ended September 30, 2003. The remaining $542,000 related to Mr. Hanson will be paid over 17 months in accordance with the terms of his terminated employment agreement.

     Ms. Azzara has agreed to continue with us as an "at will" employee and has been promoted to Executive Vice President, Chief Financial Officer and
Treasurer.  Mr.  Hanson  is no  longer  employed  by us,  but  has  agreed  to a short-term consulting arrangement. Mr. Iannarone subsequently resigned his position as Executive Vice President, Legal and Deal Management effective October 24, 2003. Ms. Azzara and Mr. Iannarone were each granted 13,055 shares of restricted common stock on October 3, 2003, valued at approximately $140,000 based on the closing price of our common stock on October 3, 2003, under our 2001 Stock Incentive Plan. Mr. Iannarone's restricted common stock was forfeited effective upon his resignation. Ms. Azzara's grant will vest 33% on each of December 31, 2004, 2005 and 2006.

     In conjunction with the hiring of Mark Jarrell on September 15, 2003 as our President and Chief Operating Officer, Mr. Jarrell was granted 58,021 shares of restricted common stock on September 15, 2003, valued at $666,667 based on the closing price of our common stock on August 12, 2003, under our 2001 Stock Incentive Plan. This initial grant will vest 25% on December 31, 2003 and 75% on December 31, 2004. In addition, Mr. Jarrell will be granted shares of common stock equivalent to $500,000 on each of December 31, 2005 and 2006, provided he is employed by us on those dates and subject to certain terms of his Employment Offer Letter Agreement dated August 11, 2003. We expect to recognize approximately $143,000 of deferred compensation expense related to the restricted common stock award during the remainder of 2003 and approximately $500,000 of deferred compensation expense during 2004.

     On October 29, 2003, Stephen Abelman was hired as Executive Vice President of Asset Management. Mr. Abelman will be responsible for all asset management functions, including special servicing, surveillance and loan management. In connection with his employment, Mr. Abelman was granted 12,500 shares of restricted stock on 2003, valued at approximately $142,000 based on the closing price of our common stock on November 6, 2003, under our 2001 stock incentive plan. This grant will vest 33% on each of December 31, 2004, 2005 and 2006.

     Effective November 13, 2003, Craig Lieberman, our Senior Vice President - Strategic Asset Resolutions, was no longer employed by us.

     Hedging Ineffectiveness Expense

     In the second and third quarters of 2003, we entered into a total of three interest rate swaps to hedge the variability of the future interest payments on the anticipated CDO attributable to changes in interest rates. Our obligations to Bear Stearns under the interest rate swap documents are collateralized by certain assets as described in "Financial Condition, Liquidity and Capital Resources - Interest Rate Swap Agreement and Netting Agreement." These swaps are treated as cash flow hedges for GAAP. Under these swaps, we agreed to pay Bear Stearns a weighted average fixed interest rate of 4.15% per annum in exchange for floating rate payments based on one-month LIBOR on the total notional amount of $100 million. These swaps are effective on October 15, 2003, terminate on October 15, 2013 and provide for monthly interest payments commencing November 15, 2003. On November 15, 2003 we will begin making monthly payments to Bear Stearns equal to the difference between the weighted average swap rate of 4.15% per annum and the then current one-month LIBOR rate, which was 1.12% per annum on October 15, 2003, on the notional amount of $100 million. The interest rate swaps were designated to hedge future interest payments on the proposed CDO. As the expected date of the CDO has been changed, we recognized approximately $1.9 million of hedging ineffectiveness during the three months ended September 30, 2003, in accordance with SFAS No. 133. The $1.9 million expense represents the present value of the expected payments during the period of delay. If we had completed the CDO by the original anticipated date of October 15, 2003, we would have terminated the swap and recognized the $1.5 million fair value as of September 30, 2003 as a reduction to interest expense over the term of the CDO. We have an asset of approximately $1.5 million in Other Assets as of September 30, 2003, representing the aggregate fair value of the interest rate swaps.

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

     We consolidated our office space in connection with our January 2003 recapitalization and, as a result, we recorded approximately $532,000 of expense for vacant office space during the three months ended June 30, 2003. We reduced our accrual by approximately $9,000 during the three months ended September 30, 2003, which represents the expense amortization for the period. The accrual for the vacant space represents the fair value of lease payments through 2007, a tenant improvement allowance and a broker commission, all net of estimated sublease revenue in accordance with SFAS No. 146.

     During the three and nine months ended September 30, 2002, we recognized approximately $439,000 and $683,000, respectively, of recapitalization expenses related to the services performed by our investment banking firm during the initial stages of our exploration of strategic alternatives.

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

     Dividends Paid or Accrued on Preferred Shares

     At the July 31, 2003 Emerging Issues Task Force meeting, the SEC Observer clarified the application of Topic D-42 related to preferred stock issuance costs. According to the clarification, all preferred stock issuance costs, regardless of where in the stockholders' equity section the costs were initially recorded, should be charged to income available to common shareholders for the purpose of calculating earnings per share at the time the preferred stock is redeemed. The SEC Observer indicated that preferred stock issuance costs not previously charged to income available to common shareholders should be reflected retroactively in financial statements for reporting periods ending after September 15, 2003 by restating the financial statements of prior periods on an as filed basis.

     As the result of this guidance, we have charged to income available to common shareholders approximately $1.2 million in preferred stock offering costs related to our Series E preferred stock redeemed in March 2002. The following is a summary of the effect of this change in accounting principle on our Consolidated Statement of Income during the nine months ended September 30, 2002:

                                                           As reported           Adjustment           Adjusted
                                                           -----------           ----------           --------
      Dividends paid or accrued on preferred shares      $   (6,388,310)       $   (1,214,227)     $   (7,602,537)
      Net loss to common shareholders                       (29,633,742)           (1,214,227)        (30,847,969)
      Earnings (loss) per common share:
        Basic and diluted - before cumulative effect
          of change in accounting principle                       (1.46)                (0.09)              (1.55)
        Basic and diluted - after cumulative effect
          of change in accounting principle                       (2.17)                (0.09)              (2.26)


     All applicable 2002 disclosures have been adjusted to reflect this change in accounting principle. The effect on shareholders' equity is reflected on our Consolidated Statement of Changes is Stockholders' Equity.

     Cumulative effect of adoption of SFAS 142

     In June of 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, among other things, prohibits the amortization of existing goodwill and certain types of other intangible assets and establishes a new method of testing goodwill for impairment. Under SFAS No. 142, the method for testing goodwill for impairment occurs at the reporting unit level (as defined in SFAS No. 142) and is performed using a fair value based approach. SFAS No. 142 was effective for us on January 1, 2002. Effective upon adoption on January 1, 2002, we wrote off our goodwill and recorded a resulting impairment charge of approximately $9.8 million for this change in accounting principle. The goodwill relates to the Portfolio Investment reporting unit (as defined in Note 16 of the Notes to Consolidated Financial Statements). The fair value of the reporting unit was determined using a market capitalization approach, and the impairment was primarily a result of the significant decrease in the price of our common stock price since the Merger in 1995. This change in accounting principle reduced our annual amortization expense by approximately $2.8 million through June 2005.

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

     Our future use of NOLs for tax purposes could be substantially limited in the event of an "ownership change" as defined under Section 382 of the Internal Revenue Code. As a result of these limitations imposed by Section 382 of the Internal Revenue Code, in the event of an ownership change, our ability to use our NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards cannot be fully utilized under these limitations within the carryforward periods, the NOL carryforwards would expire unutilized. Accordingly, after any ownership change, our ability to use our NOLs to reduce or offset taxable income would be substantially limited or not available under
Section 382. In general, a company reaches the "ownership change" threshold if the "5% shareholders" increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of the company's capital stock. If an "ownership change" occurs under Section 382 of the Internal Revenue Code, our prospective use of our accumulated and unused NOL and the remaining January 2000 Loss of a combined total amount of approximately $317.0 million as of September 30, 2003 will be limited.

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

     Net Operating Loss for Tax Purposes-Nine months ended September 30, 2003. We generated a net operating loss for tax purposes of approximately $63.3 million during the nine months ended September 30, 2003. A summary of our year-to-date net operating loss as of September 30, 2003 is as follows (in millions):

January 2000 Loss                                                                          $ (478.2)
LESS:   Amounts recognized in 2002, 2001 and 2000                                             358.6
LESS:   Amounts recognized during the nine months ended September 30, 2003                     89.7
                                                                                           ---------
Balance remaining of January 2000 Loss to be recognized during the remainder of 2003       $  (29.9)
                                                                                           =========

Taxable income for the nine months ended September 30, 2003 before recognition               $ 26.4
   of January 2000 Loss
LESS:   January 2000 Loss recognized during the nine months ended September 30, 2003          (89.7)
                                                                                           ---------
Net Operating Loss for the nine months ended September 30, 2003                            $  (63.3)
                                                                                           =========

Accumulated Net Operating Loss through December 31, 2002                                   $ (223.8)
Net Operating Loss for the nine months ended September 30, 2003                               (63.3)
Net Operating Loss utilization                                                                    -
                                                                                           ---------
Net Operating Loss carried forward for use in future periods                               $ (287.1)
                                                                                           =========

Accumulated and unused net operating loss and remaining January 2000 Loss                  $ (317.0)
                                                                                           =========

Cash Flow

2003 compared to 2002

     Net cash provided by operating activities decreased by approximately $26.5 million to $19.6 million during the nine months ended September 30, 2003 from $46.2 million during the nine months ended September 30, 2002. The decrease was primarily attributable to a decrease in cash received from our subordinated CMBS, a decrease in interest income from insured mortgages, $2.3 million paid to certain executives for contract terminations, and $2.1 million of severance paid to our former Chairman and former President.

     Net cash provided by investing activities increased by approximately $61.2 million to $118.4 million during the nine months ended September 30, 2003 from $57.2 million during the nine months ended September 30, 2002. The increase was primarily attributable to:

o a $53.3 million increase in proceeds from mortgage security prepayments and a sale of a GNMA security;
o $3.3 million of proceeds from the sale of investment-grade CMBS by CMSLP during 2003;
o a $1.8 million increase in cash received in excess of income recognized on subordinated CMBS;
o $1.7 million of proceeds from the prepayment of a mezzanine loan; and
o $9.9 million of purchases of investment-grade CMBS by CMSLP during 2002; partially offset by
o $8.2 million of proceeds from the sale of servicing rights during 2002.

     Net cash used in financing activities increased by approximately $52.1 million to $150.3 million during the nine months ended September 30, 2003 from $98.2 million during the nine months ended September 30, 2002. The increase is primarily attributable to the January 2003 recapitalization. We repaid approximately $373.6 million of Exit Debt through the incurrence of an aggregate $330.0 million of Bear Stearns and BREF Debt, the net proceeds of $13.5 million from the issuance of common stock to BREF Fund, and used $30.1 million of our available cash and liquid assets. The total transaction costs of approximately $10.1 million includes $5.9 million of debt issuance costs, $478,000 of equity issuance costs, $2.6 million of executive severance costs and $1.0 million of costs expensed during the year ended December 31, 2002. The increase in cash used in financing activities was also affected by the payment of approximately $10.5 million in preferred stock dividends during the nine months ended September 30, 2003 and a $46.8 million increase in principal payments on the securitized mortgage debt obligations (due to higher insured mortgage security prepayments as discussed previously). During 2002, we paid $18.7 million (approximately $396,000 of which represented accrued and unpaid dividends) to redeem the Series E Preferred Stock. We redeemed all 173,000 outstanding shares of the Series E Preferred Stock at the stated redemption price of $106 per share plus accrued and unpaid dividends through and including the date of redemption. The approximate $2.2 million difference between the aggregate liquidation value, including preferred stock issuance costs, and the redemption price is reflected as a dividend on preferred stock in 2002.

     The cash flows described above include the following cash generated by our assets:

o Approximately $14.6 million and $17.5 million of cash that we received from our CMBS rated BB+ through unrated during the three months ended September 30, 2003 and 2002, respectively, and approximately $45.7 million and $53.6 million during the nine months ended September 30, 2003 and 2002, respectively;
o Cash distributions (which are primarily a return of investment) from the AIM Limited Partnerships of approximately $872,000 and $351,000 during the three months ended September 30, 2003 and 2002, respectively, and approximately $2.1 million and $1.9 million during the nine months ended September 30, 2003 and 2002, respectively;
o Cash received from the insured mortgage securities after the related debt was serviced of approximately $576,000 and $842,000 during the three months ended September 30, 2003 and 2002, respectively, and approximately $1.7 million and $2.6 million during the nine months ended September 30, 2003 and 2002, respectively; and
o Approximately $1.9 million and $261,000 of cash received from our investment in mezzanine loans during the three months ended September 30, 2003 and 2002, respectively, and approximately $2.5 million and $780,000 during the nine months ended September 30, 2003 and 2002, respectively. The 2003 amounts include approximately $1.7 million from the payoff of one of the mezzanine loans in August 2003.

     Our cash flows described above also reflect the following cash used to service our recourse debt:

o Principal payments (excluding the retirement of recourse debt) on our recourse debt of approximately $1.3 million and $8.8 million during the three months ended September 30, 2003 and 2002, respectively, and approximately $4.9 and $27.7 million during the nine months ended September 30, 2003 and 2002, respectively; and
o Interest payments on our recourse debt of approximately $3.2 million and $7.9 million during the three months ended September 30, 2003 and 2002, respectively, and approximately $16.7 million and $24.0 million during the nine months ended September 30, 2003 and 2002, respectively.

     We also made preferred dividend payments of approximately $1.7 million and $0 during the three months ended September 30, 2003 and 2002, respectively, and approximately $10.5 million and $396,000 during the nine months ended September 30, 2003 and 2002, respectively, which are included in our Consolidated
Statement of Cash Flows. Our Consolidated Statement of Income includes approximately $3.0 million and $2.8 million of corporate general and administrative expenses during the three months ended September 30, 2003 and 2002, respectively, and approximately $8.8 and $8.6 million during the nine months ended September 30, 2003 and 2002, respectively. In addition, our Consolidated Statement of Income includes approximately $434,000 and $1.2 million of expense related to the BREF maintenance fee during the three and nine months ended September 30, 2003, respectively.

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

     BREF Fund acquired 1,212,617 shares of our newly issued common stock, or approximately 8% of our outstanding common stock after giving effect to the share acquisition, at $11.50 per share, or approximately $13.9 million. BREF Fund received seven year warrants to purchase up to 336,835 additional shares of common stock at $11.50 per share. BREF Fund also purchased $30 million of the BREF Debt and, at our option, BREF Fund will purchase up to an additional $10 million of subordinated debt prior to January 23, 2004. The BREF Debt matures on January 23, 2006 and bears interest at an annual rate of 15%. The interest on the BREF Debt is payable semi-annually and there are no principal payments until maturity. If we decide to sell the additional $10 million of subordinated debt to BREF Fund, it will bear interest at an annual rate of 20% and mature on January 23, 2006. We have a right to defer two-thirds of the interest on the BREF Debt, which we are currently deferring, (and half on the additional $10 million if sold to BREF Fund) during its term. The operative documents evidencing the BREF Debt restrict our ability to take certain actions such as prepay the BREF Debt, prepay any indebtedness that is expressly subordinated to the BREF Debt, incur indebtedness, sell assets and engage in business other than that expressly permitted. We are required to make an offer to repurchase all of the BREF Debt in the event of a change of control. The BREF Debt is secured by first liens on the equity interests of two of our subsidiaries. Although these liens effectively provide BREF Fund with an indirect lien on all of our subordinated CMBS that are held by three of our other lower tier subsidiaries, Bear Stearns has first direct liens on the equity interests of these three lower tier subsidiaries and on certain of the subordinated CMBS held by one of these lower tier subsidiaries. Pursuant to an intercreditor agreement between BREF Investments and Bear Stearns, BREF Investments has agreed generally that the BREF Debt is subordinate and junior to the prior payment of the Bear Stearns Debt and has further agreed to contractual restrictions on its ability to realize upon its liens. We paid BREF Investments an origination fee of $200,000, equal to 0.5% of the $30 million in subordinated debt it had acquired plus the additional $10 million in subordinated debt that, at our option, it may acquire. We also paid BREF Investments an aggregate of $1 million for expenses in connection with the transactions. Pursuant to the Investment Agreement with BREF Investments, we are also obligated to pay BREF Investments a quarterly maintenance fee of $434,000 through January 2006. Please refer to our definitive proxy statement relating to our 2003 annual shareholders meeting for a discussion of existing and potential relationships, transactions and agreements (including a non-competition agreement) with BREF Fund and/or certain of its affiliates (including BREF Investments). As previously stated, BREF Fund is a principal stockholder and a creditor of ours, and Barry Blattman, our Chairman and CEO, is an affiliate of BREF Fund and BREF Investments. All transactions between us and BREF Fund and BREF Investments or any of its affiliates will be approved by disinterested directors and will be on terms no less favorable than those which could have been obtained from unrelated third parties.

     Bear Stearns provided $300 million in secured financing to two of our subsidiaries, in the form of a repurchase transaction under the January 2003 recapitalization. The Bear Stearns Debt matures in 2006, bears interest at a per annum rate equal to one-month LIBOR plus 3%, payable monthly, and currently requires quarterly principal payments of $1.25 million. The principal payments will increase to $1.875 million per quarter if a collateralized debt obligation transaction (or CDO) is not completed by January 23, 2004. The interest rate will increase by 1%, to one-month LIBOR plus 4% and we will have to pay Bear Stearns an additional $2 million in cash, if Bear Stearns structures a CDO that meets certain rating requirements and we decline to enter into such transaction. Although CRIIMI MAE Inc. (unconsolidated) is not a primary obligor of the Bear Stearns Debt, it has guaranteed all obligations under the debt. We paid a commitment fee of 0.5% of the Bear Stearns Debt to Bear Stearns. We also paid $250,000 of Bear Stearns' legal expenses.

     The Bear Stearns Debt is collateralized by first direct and/or indirect liens on all of our subordinated CMBS, and is subject to a number of terms, conditions and restrictions including, without limitation, scheduled principal and interest payments, and restrictions and requirements with respect to the collection and application of funds. The indirect first liens are first liens on the equity interests of three of our subsidiaries that hold certain subordinated CMBS. If the outstanding loan amount under the Bear Stearns Debt exceeds 85% of the aggregate market value of the collateral securing the Bear Stearns Debt, as determined by Bear Stearns in its sole good faith discretion, then Bear Stearns, if, and as permitted after the application of the terms of a netting agreement entered into in connection with an interest rate swap (as described below), can require us to transfer cash, cash equivalents or securities so that the outstanding loan amount will be less than or equal to 80% of the aggregate market value of the collateral (including any additional collateral provided). Failure to meet any margin call could result in an event of default which would enable Bear Stearns to exercise various rights and remedies including acceleration of the maturity date of the Bear Stearns Debt and the sale of the collateral. In order to meet a margin call, we may be required to sell assets at prices lower than their carrying value which could result in losses. Under the Bear Stearns Debt, we are required to obtain interest rate protection in the form of a cap, swap or other derivative.

     Interest Rate Swap Agreement and Netting Agreement

     In the second and third quarters of 2003, we entered into a total of three interest rate swaps to hedge the variability of the future interest payments on the anticipated CDO attributable to changes in interest rates as discussed in "Hedging Ineffectiveness Expense."

     Under the interest rate swap documents, our two subsidiaries have granted to Bear Stearns a security interest in all of their rights, title and interest in certain assets, including property now or hereafter held by Bear Stearns in connection with the Bear Stearns Debt or the interest rate swap documents and certain contract rights under the Bear Stearns Debt and interest rate swap documents (including the subsidiaries' rights to any "margin excess" related to the collateral securing the Bear Stearns Debt, with margin excess as defined in the Bear Stearns Debt documents), to secure their obligations under the interest rate swap documents and the Bear Stearns Debt. This security interest constitutes additional collateral for the Bear Stearns Debt. Also under the interest rate swap documents, on any day on which there exists any obligation for us to deliver cash or additional eligible collateral under either the interest rate swap or the Bear Stearns Debt, such obligation will be deemed satisfied to the extent there exists a margin excess under the Bear Stearns Debt or an obligation for Bear Stearns to deliver cash or eligible collateral under the interest rate swap. CRIIMI MAE Inc. has guaranteed all of its subsidiaries' obligations under the interest rate swap documents, as well as the Bear Stearns Debt.

     Bear Stearns $200 Million Secured Borrowing Facility

     On  August  28,  2003,  one  of our  subsidiaries  finalized  and  executed
(effective as of June 26, 2003) a $200 million secured borrowing facility, in the form of a repurchase transaction, with Bear Stearns. This facility may be used for the acquisition of subordinated CMBS and for financing certain other transactions involving securities. The securities to be transferred to Bear Stearns in each transaction under this facility will be subject to the approval of Bear Stearns in its sole discretion. The debt will be secured by the securities transferred to Bear Stearns, and if the market value of the collateral declines we may be required to pay down the debt or post additional collateral. This facility may be used for one or more transactions. The financing available for a subordinated CMBS purchased under this facility ranges from 80% to 15% of the market value of the CMBS. The applicable percentage depends primarily upon the ratings category of the CMBS and, to a lesser extent, upon the number of issuer trusts from which we have purchased CMBS. The maturity date of each transaction will be determined at the time the transaction is closed and, in each case, will be on or before August 14, 2005. As to each transaction, accrued and unpaid interest will be payable monthly at an annual rate ranging from one-month LIBOR plus 0.8% to one-month LIBOR plus 2% and all unpaid principal and accrued and unpaid interest will be payable at maturity. Commencing on the date of the closing of the first transaction under this facility, we will be required to maintain liquidity of least $10 million in cash and investment grade securities. Since the CDO was not closed by October 14, 2003, this liquidity requirement will increase by $2.5 million per calendar quarter subsequent to October 14, 2003. The liquidity requirement will terminate upon the closing of the CDO or repayment in full of the Bear Stearns Debt. CRIIMI MAE Inc. has guaranteed the obligations of its subsidiary under this facility. If we do a CDO transaction with securities purchased under the Bear Stearns secured borrowing facility and Bear Stearns is not a lead manager, then we may be required to pay Bear Stearns an exit and/or disappointment fee. There were no borrowings outstanding under this facility at September 30, 2003.

     Other

     Our ability to meet our debt service obligations will depend on a number of factors, including management's ability to maintain cash flow (which is impacted by, among other things, the credit performance of the mortgage loans underlying our subordinated CMBS and changes in interest rates and spreads) and to generate capital internally from operating and investing activities and expected reductions in REIT distribution requirements to shareholders due to net operating losses for tax purposes, in each case consistent with the terms and conditions of the operative documents evidencing our obligations. There can be no assurance that targeted levels of cash flow will actually be achieved, that reductions in REIT distribution requirements will be realized, or that, if required, new capital will be available to us. Our ability to maintain or increase cash flow and access new capital will depend upon, among other things, interest rates (including hedging costs and margin calls), prevailing economic conditions, the credit performance of the mortgage loans underlying our subordinated CMBS, restrictions under the operative documents evidencing our obligations, and other factors, many of which are beyond our control. Our cash flow will also be negatively affected by realized losses, interest payment shortfalls, master servicer advances and appraisal reduction amounts on properties securing the mortgage loans underlying our subordinated CMBS. We expect realized losses on our CMBS to continue to increase in 2003, resulting, generally, in decreased CMBS cash flows as compared to 2002. In addition, if we are not successful in resolving one of the significant hotel loans in special servicing (see "Summary of CMBS"), our annual cash flow could be significantly reduced. Our cash flows are also likely to decrease as a result of any prepayments of mortgage loans underlying our insured mortgage securities and any prepayments of mortgage loans held by the AIM Limited Partnerships. Prepayments of these mortgage loans will result in reductions in the respective mortgage bases and corresponding reductions in amounts paid to us from our interests in the advisor and subadvisor to the AIM Limited Partnerships. As a result, the net cash flows to us are likely to decrease over time. Our net cash flows will also decrease due to the failure to close the anticipated CDO transaction prior to January 23, 2004, or if we refinance the Bear Stearns Debt with debt which has a higher interest rate and/or greater amortization requirements. In addition, our net cash flows may be adversely affected by the anticipated CDO transaction, if and when closed and depending on the terms of such transaction, and our swap transactions including required payments under such transactions. Cash flows are also likely to be affected if we incur further debt, under our new secured borrowing facility or otherwise, to acquire additional CMBS or for other corporate purposes. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." Our high level of debt limits our ability to obtain additional capital, significantly reduces income available for other activities, restricts our ability to react quickly to changes in our business, limits our ability to hedge our assets and liabilities, and makes us more vulnerable to general adverse economic and industry conditions.

     Our ability to make mortgage related investments and acquisitions depends on, among other things, our ability to engage in such activities under the terms and conditions of the operative documents evidencing our obligations, our internally generated cash flows, available liquidity, and our ability to access additional capital. Factors which could affect our ability to access additional capital include, among other things, the cost and availability of such capital, the availability of investment product at attractive rates of return, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, the effects of terrorism, general economic conditions, perceptions in the capital markets of our business, restrictions under the operative documents evidencing our obligations, results of our operations, and our financial leverage, financial condition, and business prospects. There can be no assurance that we will be able to resume mortgage related investments and acquisitions or obtain additional capital, or that the terms of any such capital will be favorable to us.

     Summary of Cash Position and Shareholders' Equity

     As of September 30, 2003, our cash and cash equivalents aggregated approximately $17.0 million, including cash and cash equivalents of approximately $2.5 million held by CMSLP. In addition to our cash, we had additional liquidity at September 30, 2003 comprised of $3.9 million in Other MBS, which is included elsewhere in our balance sheet. As of November 7, 2003, our liquidity included approximately $25.0 million of cash and cash equivalents and approximately $4.3 million of Other MBS.

     As of September 30, 2003 and December 31, 2002, shareholders' equity was approximately $311.9 million or $16.26 per diluted share and approximately $291.7 million or $16.32 per diluted share, respectively. These diluted book value per share amounts are based on shareholders' equity presented in accordance with GAAP. These amounts include, among other things, approximately $43.7 million of net assets related to our CMBS rated A+ through BBB, which we do not actually own, but they are required by GAAP to be included on our balance sheet (see "Summary of CMBS" below for a further discussion). These investment grade CMBS, which aggregate approximately $332.1 million at September 30, 2003, are reflected at fair value and the related match-funded debt, which aggregates approximately $288.4 million at September 30, 2003, is reflected at amortized cost, in each case in accordance with GAAP. The increase in total shareholders' equity is primarily the result of the issuance of common stock to BREF Fund as previously discussed. Although total shareholder's equity increased, book value per share decreased due to an increase in the number of shares outstanding as a result of the January 2003 recapitalization.

     Summary of CMBS

     As of September 30, 2003, our assets, in accordance with GAAP, include CMBS with an aggregate face amount of approximately $1.5 billion rated from A+ to CCC and unrated. Such CMBS had an aggregate fair value of approximately $860 million (representing approximately 78% of our total consolidated assets) and an aggregate amortized cost of approximately $751 million. Such CMBS represent investments in securities issued in connection with CBO-1, CBO-2 and Nomura Asset Securities Corporation Series 1998-D6 (or Nomura). The following is a summary of the ratings of our CMBS as of September 30, 2003 (in millions):

     Rating (1)                    Fair Value          % of CMBS
     ----------                    ----------          ---------
     A+, BBB+ or BBB (2)             $332.1               39%
     BB+, BB or BB-                  $337.2               39%
     B+, B, B- or CCC                $166.1               19%
     Unrated/Issuer's Equity         $ 24.9                3%

    (1) Ratings are provided by Standard & Poor's.

    (2) Represents investment grade securities that we reflect as assets on our balance sheet as a result of CBO-2. As indicated in footnote 4 to the table below, GAAP requires both these assets (reflected as "CMBS pledged to Secure Securitized Mortgage Obligations-CMBS") and their related liabilities (reflected as "Collateralized bond obligations - CMBS") to be reflected on our balance sheet. As of September 30, 2003, the fair value of these assets as reflected in our balance sheet was approximately $332.1 million and the amortized cost of the debt as reflected in our balance sheet was approximately $288.4 million. All cash flows related to the investment grade CMBS are used to service the corresponding securitized mortgage obligations. As a result, we currently receive no cash flows from the investment grade CMBS.

     As of September 30, 2003, the weighted average pay rate and the loss adjusted weighted average life (based on face amount) of the investment grade securities was 7.0% and 8.0 years, respectively. The weighted average interest rate and the loss adjusted weighted average life (based on face amount) of the BB+ through unrated CMBS securities, sometimes referred to as the retained portfolio, were 5.4% and 11.5 years, respectively. The aggregate investment by the rating of the CMBS is as follows:

                                                                             Discount Rate
                                                                              or Range of
                                        Weighted      Loss                    Discount Rates
                          Face Amount    Average    Adjusted   Fair Value        Used to     Amortized Cost   Amortized Cost
                             as of         Pay       Weighted      as of      Calculate Fair  as of 09/30/03   as of 12/31/02
Security Rating          09/30/03 (in   Rate as of    Average  09/30/03 (in    Value as of     (in millions)   (in millions)
                           millions)    9/30/03     Life (1)   millions)        09/30/03            (5)           (6)
------------------------------------------------------------------------------------------------------------------------------

Investment Grade Portfolio
--------------------------
A+ (4)                    $    62.6     7.0%       3 years     $  66.0            4.3%         $    60.0         $  59.4

BBB+ (4)                      150.6     7.0%       9 years       154.0            6.6%             133.3           132.3

BBB (4)                       115.2     7.0%      10 years       112.1            7.4%              96.2            95.3

Retained Portfolio
------------------
BB+                           319.0     7.0%      11 years       259.8      9.9%-10.3%             226.1           223.0

BB                             70.9     7.0%      13 years        53.8           11.0%              47.3            46.8

BB-                            35.5     7.0%      14 years        23.6           12.8%              21.1            20.8

B+                             88.6     7.0%      14 years        50.1           15.1%              46.7            46.0

B                             177.2     7.0%      20 years        98.0           12.7%(9)           85.9            85.1

B- (2)(10)(11)                118.3     7.9%      24 years        18.0           15.0%(9)           16.8            28.1

CCC (2)                        70.9     0.0%       1 year            -           15.0%(9)              -             3.8

Unrated/Issuer's
Equity (2)(3)                 270.9     1.5%      1 year          24.9           15.0%(9)           17.2            20.0
                          ---------                           --------                         ---------       ---------
Total                     $ 1,479.7     5.7%     11 years     $  860.3(8)                      $   750.6(7)    $   760.6
                          =========                           ========                         =========       =========

(1) The loss adjusted weighted average life represents the weighted average expected life of the CMBS based on our current estimate of future losses. As of September 30, 2003, the fair values of the B, B-, CCC and the unrated/issuer's equity in Nomura, CBO-1, and CBO-2 were derived primarily from interest cash flow anticipated to be received since our current loss expectation assumes that the full principal amount of these securities will not be recovered. See also "Advance Limitations, Appraisal Reductions and Losses on CMBS" below.

(2) The CBO-1, CBO-2 and Nomura CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our subordinated CMBS. Such interest shortfalls will continue to accumulate until they are repaid through either excess interest and/or recoveries on the underlying CMBS or a recharacterization of principal cash flows, in which case they may be realized as a loss of principal on the subordinated CMBS. Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of September 30, 2003.

(3) The unrated/issuer's equity subordinated CMBS from CBO-1 and CBO-2 currently do not have a stated coupon rate since these securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority. As a result, effective coupon rates on these securities are highly sensitive to the effective coupon rates and monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-1 and CBO-2.

(4) In connection with CBO-2, $62.6 million (originally A rated, currently A+ rated) and $60.0 million (originally BBB rated, currently BBB+ rated) face amount of investment grade CMBS were sold with call options and $345 million (originally A rated, currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, we initially retained $90.6 million (originally BBB rated, currently BBB+ rated) and $115.2 million (originally BBB- rated, currently BBB rated) face amount of CMBS, both with call options, with the intention to sell these CMBS at a later date. Such sale occurred March 5, 1999. Since we retained call options on certain sold CMBS (currently rated A+, BBB+ and BBB bonds), we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 125, and thus these CMBS are accounted for as a financing and not a sale. Since the CBO-2 transaction is recorded as a partial financing and a partial sale, we are deemed to have retained these CMBS with call options issued in connection with CBO-2, from which we currently receive no cash flows, and are required to reflect them in our CMBS on the balance sheet.

(5) Amortized cost reflects approximately $13.7 million of impairment charges related to the unrated/issuer's equity bonds, the CCC bond and the B- bond in CBO-2, which were recognized during the nine months ended September 30, 2003. These impairment charges are in addition to the cumulative impairment charges of approximately $248.4 million that were recognized through December 31, 2002. See discussion of the impairment charges in "Impairment on CMBS".

(6) Amortized cost reflects approximately $248.4 million of cumulative impairment charges related to certain CMBS (all bonds except those rated A+ and BBB+), which were recognized through December 31, 2002.

(7) See Notes 1 and 8 to Notes to Consolidated Financial Statements for information regarding the subordinated CMBS for tax purposes.

(8) As of September 30, 2003, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $24.1 million, $828.7 million and $7.5 million, respectively.

(9) As a result of the estimated loss of principal on these CMBS, the fair values and discount rates of these CMBS are based on a loss adjusted yield to maturity.

(10) Although the principal balance of the B- bond in CBO-2 is expected to be outstanding for approximately 25 years, the bond is not expected to receive any cash flows beyond the next 18 months.

(11) In November 2003, the B- bond in CBO-2, with fair value of approximately $11.4 million, was downgraded to D by Standard & Poor's.

     Determination of Fair Value of CMBS

     Our determination of fair values for our CMBS portfolio is a subjective process. The process begins with the compilation and evaluation of pricing information (such as nominal spreads to U.S. Treasury securities or nominal yields) that, in our view, is commensurate with the market's perception of value and risk of comparable assets. We use a variety of sources to compile such pricing information including: (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS or to the CMBS (or collateral) underlying our CMBS issued in connection with CBO-1 and CBO-2), (ii) communications with dealers and active CMBS investors regarding the pricing and valuation of comparable securities, (iii) institutionally available research reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market's perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of underlying commercial mortgage loans. We make further fair value adjustments to such pricing information based on our specific knowledge of our CMBS and the impact of relevant events, which is then used to determine the fair value of our CMBS using a discounted cash flow approach. Expected future gross cash flows are discounted at assumed market yields for our CMBS rated A+ through B+, depending on the rating. The fair value for those CMBS incurring principal losses and interest shortfalls (i.e., B rated bonds through our unrated/issuer's equity) based on our overall expected loss estimate are valued at a loss adjusted yield to maturity that, in our view, is commensurate with the market's perception of the value and risk of comparable securities, using a discounted cash flow approach. Such anticipated principal losses and interest shortfalls, as well as the timing and amount of potential recoveries of such shortfalls, are critical estimates and have been taken into consideration in the calculation of fair values and yields to maturity used to recognize interest income as of September 30, 2003. We have disclosed the range of discount rates by rating category used in determining the fair values as of September 30, 2003 in the table above.

     The liquidity of the subordinated CMBS market has historically been limited. Additionally, during adverse market conditions, the liquidity of such market has been severely limited. For this reason, among others, management's estimate of the value of our subordinated CMBS could vary significantly from the value that could be realized in a current transaction.

     Mortgage Loan Pool

     We have $15.8 billion and $17.4 billion of seasoned commercial mortgage loans underlying our subordinated CMBS portfolio as of September 30, 2003 and December 31, 2002, respectively, secured by properties of the types and in the geographic locations identified below:

                      09/30/03          12/31/02            Geographic                 09/30/03          12/31/02
Property Type      Percentage(i)      Percentage(i)         Location(ii)            Percentage(i)      Percentage(i)
-------------      -------------      -------------         -----------             -------------      -------------
Retail.......          31%                31%               California........           16%                17%
Multifamily..          27%                28%               Texas.............           12%                12%
Hotel........          15%                15%               Florida...........            8%                 8%
Office.......          14%                13%               Pennsylvania......            6%                 5%
Other (iv)...          13%                13%               New York..........            4%                 4%
                      ----               ----               Other(iii)........           54%                54%
    Total....         100%               100%                                           ----               ----
                      ====               ====               Total.............          100%               100%
                                                                                        ====               ====


(i) Based on a percentage of the total unpaid principal balance of the underlying loans.
(ii)     No significant concentration by region.
(iii)    No other individual state makes up more than 5% of the total.
(iv) Our ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes subordinated CMBS in which our exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the Subordinated Healthcare/Senior-Housing CMBS). These other CMBS are not owned by us and are subordinate to our CMBS in this transaction. As a result, our investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the Subordinated Healthcare/Senior-Housing CMBS. We currently estimate that the interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans will exceed the Subordinated Healthcare/Senior Housing CMBS. The principal balance of the Subordinated Healthcare/Senior Housing CMBS as of September 30, 2003 is approximately $3.4 million.
         As of October 2003, the aggregate principal balance of healthcare and senior housing mortgage loans, underlying the Subordinated Healthcare/Senior Housing CMBS, that are specially serviced by another special servicer, and therefore not in our special servicing loan balance, is approximately $83 million.

     Specially Serviced Mortgage Loans

     CMSLP performs special servicing on the loans underlying our subordinated CMBS portfolio. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. We believe that because we own the first loss unrated or lowest rated bond of virtually all of the CMBS transactions related to our subordinated CMBS, CMSLP has an incentive to efficiently and effectively resolve any loan workouts. As of September 30, 2003 and December 31, 2002, specially serviced mortgage loans included in the commercial mortgage loans described above were as follows:

                                                            09/30/03                    12/31/02
                                                         ---------------             ---------------
Specially serviced loans due to monetary default (a)     $ 935.7 million              $736.1 million
Specially serviced loans due to covenant default/other      44.8 million                74.7 million
                                                         ---------------              --------------
Total specially serviced loans (b)                       $ 980.5 million              $810.8 million
                                                         ===============              ==============
Percentage of total mortgage loans (b)                       6.2%                        4.7%
                                                         ===============              ==============

(a) Includes $111.3 million and $130.5 million, respectively, of real estate owned by the underlying securitization trusts. See also the table below regarding property type concentrations for further information on real estate owned by underlying trusts.
(b) As of October 31, 2003, total specially serviced loans were approximately $969.6 million, or 6.2% of the total mortgage loans.

     The specially serviced mortgage loans as of September 30, 2003 were secured by properties of the types and located in the states identified below:

Property Type      $ (in millions)    Percentage            Geographic Location     $ (in millions)       Percentage
-------------      ---------------    ----------            -------------------     ---------------       ----------
Hotel........      $  486.9   (1)        50%                Florida............        $   151.2               15%
Retail.......         255.7   (2)        26%                Texas..............            114.6               12%
Healthcare...          81.5               8%                Oregon.............             93.3                9%
Multifamily..          81.1               8%                California.........             46.9                5%
Office.......          45.3               5%                Massachusetts......             45.5                5%
Industrial...          20.7               2%                Other..............            529.0               54%
Other........           9.3               1%                                          ----------              ----
                   --------             ----                  Total............       $    980.5              100%
    Total....      $  980.5             100%                                          ==========              ====
                   ========             ====


(1) Approximately $78.1 million of these loans in special servicing are real estate owned by the underlying securitization trusts.
(2) Approximately $21.8 million of these loans in special servicing are real estate owned by the underlying securitization trusts.


     The following table provides a summary of the change in the balance of specially serviced loans from July 1, 2003 to September 30, 2003 and from April 1, 2003 to June 30, 2003 (in millions):

                                                                July - September     April - June
                                                                     2003              2003
                                                                ---------------    -------------
     Specially Serviced Loans, beginning of period                  $1,168.8         $1,154.0
          Transfers in due to monetary default                         131.5            166.3
          Transfers in due to covenant default and other                 1.4              7.4
          Transfers out of special servicing                          (314.9)          (153.2)
          Loan amortization  (1)                                        (6.3)            (5.7)
                                                                -------------      -----------
     Specially Serviced Loans, end of period                        $  980.5         $1,168.8
                                                                =============      ===========


(1) Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by master servicers.

     As reflected above, as of September 30, 2003, approximately $486.9 million, or 50%, of the specially serviced mortgage loans were secured by mortgages on hotel properties. The hotel properties that secure the mortgage loans underlying our CMBS are geographically diverse, with a mix of hotel property types and franchise affiliations. The following table summarizes the hotel mortgage loans underlying our CMBS as of September 30, 2003:

                                     Total Outstanding      Percentage of          Amount in
                                     Principal Balance    Total Hotel Loans    Special Servicing
                                     -----------------    -----------------    -----------------
Full service hotels (1)               $ 1.3 billion              58%           $ 192.9 million
Limited service hotels (2)              1.0 billion              42%             294.0 million
                                      -------------              ---           ---------------
    Totals                            $ 2.3 billion             100%           $ 486.9 million
                                      =============             ====           ===============


(1) Full service hotels are generally mid-price, upscale or luxury hotels with restaurant and lounge facilities and other amenities.
(2) Limited service hotels are generally hotels with room-only operations or hotels that offer a bedroom and bathroom, but limited other amenities, and are often in the budget or economy group.

     Of the $486.9 million of hotel loans in special servicing as of September 30, 2003, approximately $272.1 million, or 56%, relate to six borrowing relationships more fully described as follows:


o        Twenty-seven loans with scheduled principal balances as of
         September 30, 2003 totaling approximately $135 million spread across three CMBS transactions secured by hotel properties in the western and Pacific northwestern states. As of September 30, 2003, our total exposure, including advances of approximately $30 million, on these loans was approximately $165 million. The total exposure is prior to the application of payments made to date by the borrower under the terms of our consensual settlement agreement; however, the total exposure is expected to be reduced by the application of such payments at closing. The borrower initially filed for bankruptcy protection in February 2002 and indicated that the properties had experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks. We subsequently entered into a consensual settlement agreement dated February 25, 2003 pursuant to which the loan terms were amended and modified.  This agreement was subsequently approved and confirmed by the bankruptcy court on March 28, 2003. The parties are currently proceeding toward closing a comprehensive loan modification, which is expected to occur in the fourth quarter of 2003 and is expected to return the loans to performing status. The borrower continues to make payments under the modified terms. As of September 30, 2003, the borrower has made principal and interest payments totaling approximately $6.9 million, the majority of which represents interest paid (as compared to principal amortization) on the modified loan balances. During the nine months ended September 30, 2003, the
         borrower also sold one of the properties that secured these loans.   In
         addition, as of September 30, 2003, the borrower has remitted approximately $1.5 million in funds from debtor-in-possession accounts, which is expected to be applied to arrearages at closing. If we are not successful in resolving this loan favorably, our annual cash received from CMBS could be significantly reduced.

o Five loans with scheduled principal balances as of September 30, 2003 totaling approximately $45.1 million secured by hotel properties in Florida and Texas. As of September 30, 2003, our total exposure, including advances, on these loans was approximately $50.2 million. Four of the five loans are past due for the November 2002 and all subsequent payments. One of the loans is past due for the October 2002 and all subsequent payments. The borrower has not been able to perform under a preliminary modification agreement due to decreased demand in the Orlando hospitality market. We expect the properties to become real estate owned by the underlying securitization trusts.

o Six real estate owned properties with scheduled principal balances as of September 30, 2003 totaling approximately $20.0 million secured by hotel properties. As of September 30, 2003, our total exposure, including advances, on these loans was approximately $25.3 million. The loans were transferred into special servicing in December 2001 due to the bankruptcy filing of each special purpose borrowing entity and their parent company. As part of a consensual plan, eight properties were foreclosed and became real estate owned by underlying securitization trusts. During the three months ended September 30, 2003, two of these eight properties with an aggregate unpaid balance of $5.9 million were sold.

o One loan with a scheduled principal balance as of September 30, 2003 totaling approximately $27.6 million, secured by nine limited service hotels located in eight states. As of September 30, 2003 the loan was current. The loan is currently in special servicing due to an unauthorized transfer of the properties to an entity which assumed the controlling interest in the borrowing entity. Subsequent to the transfer, the new controlling party in interest has made an application for the assumption of the debt, which is anticipated to close in the fourth quarter of 2003.

o One loan with a scheduled principal balance as of September 30, 2003 of approximately $25.5 million, secured by a full service hotel in Boston, Massachusetts. As of September 30, 2003, our total exposure, including advances, on this loan was approximately $27.0 million. This loan was transferred into special servicing in March 2003. The borrower has stated an inability to make payments, and has requested a loan restructuring due to reduced operating performance at the property.

o Nine loans with scheduled principal balances as of September 30, 2003 totaling approximately $18.6 million secured by limited service hotels in midwestern states. As of September 30, 2003, our total exposure, including advances, on these loans was approximately $22.3 million. The loans are past due for the April 2002 and all subsequent payments. The borrower cites reduced occupancy related to the downturn in travel as the cause for a drop in operating performance at the properties. We were attempting to negotiate a workout with the borrower when the borrower filed for bankruptcy protection in February 2003.

     The exposure amounts included above are as of September 30, 2003. The amounts are not necessarily indicative of the exposures as of the projected resolution dates.

     During the three months ended September 30, 2003, two significant hotel loans in special servicing, included in our June 30, 2003 disclosure of significant borrowing relationships, were transferred out of special servicing as follows:

o One hotel loan, with a scheduled principal balance of approximately $128.4 million as of June 30, 2003, and secured by 93 limited service hotels located in 29 states, was paid off.
o One hotel loan, with a scheduled principal balance of approximately $80.7 million as of June 30, 2003, and secured by 13 extended stay hotels located throughout the U.S., was sold to a third party.

     For each of the borrowing relationships described in the paragraphs above, we believe that we have made an appropriate estimate of losses that we may incur in the future, which are used in determining our CMBS yields and fair values. There can be no assurance that any of the loans described above will return to performing status or otherwise be satisfactorily resolved. Circumstances which could prevent them from returning to performing status or otherwise being satisfactority resolved include, but are not limited to, changes in workout negotiations, a more pronounced downturn in the economy or in the real estate market, a change in local market conditions, a drop in performance of the property, an increase in interest rates, and terrorist attacks. There can be no assurance that the losses incurred in the future will not exceed our current estimates (also see discussion below regarding the increase in loss estimates).

Advance Limitations, Appraisal Reductions and Losses on CMBS

     We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions. An appraisal reduction event can result in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan. As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement. In general, the master servicer can advance up to a maximum of the difference between 90% of the property's appraised value and the sum of accumulated principal and interest advances and expenses. As an example, assuming a weighted average coupon of 6% on a first loss subordinated CMBS, a $1 million appraisal reduction would reduce our net cash flows by up to $60,000 on an annual basis, assuming that the total exposure was equal to or greater than 90% of the appraised value immediately prior to receipt of the new appraisal (appraisal reduction). The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss on our subordinated CMBS than the calculated appraisal reduction amount. Appraisal reductions for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as calculated by CMSLP* were as follows (in thousands):

                                                              CBO-1      CBO-2       Nomura        Total
                                                              -----     ------       ------        -----
Year 2000                                                     $1,872    $18,871      $   --       $ 20,743
Year 2001                                                     15,599     31,962         874         48,435
Year 2002                                                      9,088     48,953      13,530         71,571
January 1, 2003 through September 30, 2003                    30,146     40,640       9,455         80,241
                                                             -------   --------     -------      ---------
Cumulative Appraisal Reductions through September 30, 2003   $56,705   $140,426     $23,859      $ 220,990
                                                             =======   ========     =======      =========

     * Not all underlying CMBS transactions require the calculation of an appraisal reduction; however, when CMSLP obtains a third-party appraisal, it calculates one.

     As previously discussed, certain securities from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives. The following tables summarize the actual realized losses on our CMBS through September 30, 2003 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future real estate losses underlying our CMBS (in thousands):

                                                                    CBO-1         CBO-2        Nomura        Total
                                                                    -----         ------       -------       ------
Year 1999 actual realized losses                                    $  738        $   --       $   --       $   738
Year 2000 actual realized losses                                     3,201         1,087           --         4,288
Year 2001 actual realized losses                                       545         8,397          238         9,180
Year 2002 actual realized losses                                    11,554        25,113          563        37,230
Actual realized losses, January 1 through September 30, 2003        10,041        46,880          662        57,583
                                                                  --------      --------      -------     ---------
Cumulative actual realized losses through September 30, 2003      $ 26,079      $ 81,477      $ 1,463     $ 109,019
                                                                  ========      ========      =======     =========

Cumulative expected realized loss estimates (including cumulative
 actual realized losses) through the year 2003                    $ 26,079      $ 91,243      $ 1,463     $ 118,785
Expected loss estimates for the year 2004                           51,503       147,007       13,425       211,935
Expected loss estimates for the year 2005                           30,019        89,882       10,514       130,415
Expected loss estimates for the year 2006                            3,523        18,188        3,372        25,083
Expected loss estimates for the year 2007                            1,908        14,643        3,292        19,843
Expected loss estimates for the year 2008                            1,784        10,623        2,608        15,015
Expected loss estimates for the remaining life of CMBS               7,972        31,998        6,647        46,617
                                                                  --------      --------      -------     ---------
Cumulative expected loss estimates (including cumulative
 actual realized losses) through life of CMBS                     $122,788      $403,584      $41,321     $ 567,693
                                                                  ========      ========      =======     =========


     We revised our overall expected loss estimate related to our subordinated CMBS from $503 million at December 31, 2002 to $559 million at June 30, 2003 to $568 million at September 30, 2003, with such total losses occurring or expected to occur through the life of the subordinated CMBS portfolio. These revisions to the overall expected loss estimate are primarily the result of increased projected losses due to lower internal estimates of values on properties underlying certain mortgage loans and real estate owned by underlying trusts, and changes in the timing of resolution and disposition of certain specially serviced assets, which when combined, has resulted in higher projected loss severities on loans and real estate owned by underlying trusts currently or anticipated to be in special servicing. The primary reasons for lower estimates of value include the poor performance of certain properties and related markets and changes to workout negotiations due, in large part, to the softness in the economy, the continued slowdown in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets.

     There can be no assurance that our revised overall expected loss estimate of $568 million will not be exceeded as a result of additional or existing adverse events or circumstances. Such events or circumstances include, but are not limited to, the receipt of new or updated appraisals or internal values at lower than anticipated amounts, legal proceedings (including bankruptcy filings) involving borrowers, unforeseen reductions in cash received from our subordinated CMBS, a deterioration in the economy or recession generally or in certain industries or sectors specifically, continued hostilities in the Middle East or elsewhere, terrorism, unexpected delays in the disposition or other resolution of specially serviced mortgage loans, additional defaults, or an unforeseen reduction in expected recoveries, any of which could result in additional future credit losses, impact our cash received from subordinated CMBS and/or result in further impairment to our subordinated CMBS, the effect of which could be materially adverse to us.

     As of September 30, 2003, we determined that there had been an adverse change in expected future cash flows for the B- and CCC bonds in CBO-2 due to the factors mentioned in the paragraph above. As a result, we believed these bonds had been impaired under EITF 99-20 and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of September 30, 2003. As the fair values of these impaired bonds aggregated approximately $4.7 million below the amortized cost basis as of September 30, 2003, we recorded other than temporary impairment charges through the income statement of that same amount during the three months ended September 30, 2003.

     As of June 30, 2003, we determined that there had been an adverse change in expected future cash flows for the unrated/issuer's equity bonds, the CCC bond and the B- bond in CBO-2 due to the factors mentioned in the paragraphs above. As a result, we believed these bonds had been impaired as of June 30, 2003. As the fair values of these impaired bonds aggregated approximately $8.9 million below the amortized cost basis as of June 30, 2003, we recorded other than temporary impairment charges through the income statement of that same amount during the three months ended June 30, 2003.

Yield to Maturity

     The following table summarizes yield-to-maturity information relating to our CMBS on an aggregate pool basis:

                                                                                                             Current
                                                 Anticipated        Anticipated        Anticipated         Anticipated
                                                  Yield-to-           Yield-to-          Yield-to-          Yield-to-
                                                  Maturity            Maturity           Maturity            Maturity
         Pool                                  as of 1/1/02 (1)    as of 1/1/03 (1)    as of 7/1/03 (1)  as of 10/1/03 (1)
         ----                                  ----------------    ----------------    ---------------   -----------------
      CBO-2 CMBS                                   12.1%              11.6%                11.5%                11.3%

      CBO-1 CMBS                                   14.3%              11.6%                21.6%                36.8%

      Nomura CMBS                                  28.7%               8.0%                16.9%                27.9%
                                                  ------              -----                -----               ------

      Weighted Average (2)                         12.4%              11.6%                11.7%                12.0%

(1) Represents the anticipated weighted average yield over the expected average life of the CMBS based on our estimate of the timing and amount of future credit losses and other significant items that are anticipated to affect future cash flows.

(2) GAAP requires that the income on CMBS be recorded based on the effective interest method using the anticipated yield over the expected life of these mortgage assets. This method can result in accounting income recognition which is greater than or less than cash received. During the nine months ended September 30, 2003, we recognized approximately $8.0 million of discount amortization, partially offset by approximately $4.3 million of cash received in excess of income recognized on subordinated CMBS due to the effective interest method. During the nine months ended September 30, 2002, we recognized approximately $8.8 million of discount amortization, partially offset by approximately $2.4 million of cash received in excess of income recognized on subordinated CMBS due to the effective interest method.

     Summary of Other Assets

     Portfolio Investment

     As of September 30, 2003 and December 31, 2002, our other assets consisted primarily of insured mortgage securities, equity investments, mezzanine loans, Other MBS, cash and cash equivalents (as previously discussed), principal and interest receivables and real estate owned.

     We had $168.3 million and $275.3 million (in each case, at fair value) invested in insured mortgage securities as of September 30, 2003 and December 31, 2002, respectively. The reduction in total fair value is primarily attributable to the prepayment or sale of approximately 38% (based on amortized cost) of the insured mortgages during the nine months ended September 30, 2003. As of September 30, 2003, 84% of our investments in insured mortgage securities were GNMA mortgage-backed securities and approximately 16% were FHA-insured certificates.

     As of September 30, 2003 and December 31, 2002, we had approximately $4.0 million and $6.2 million, respectively, in investments accounted for under the equity method of accounting. Included in equity investments are (a) the general partnership interests (2.9% to 4.9% ownership interests) in the AIM Limited Partnerships, and (b) a 20% limited partnership interest in the advisor to the AIM Limited Partnerships. The decrease in these investments is primarily the result of partner distributions declared by the AIM Limited Partnerships due to loan pay-offs and normal cash flow distributions, and impairment of approximately $109,000 that we recognized on our investments in the adviser to the AIM Limited Partnerships during the second quarter of 2003 (see discussion in "Equity in Income from Investments"). The carrying values of our equity investments are expected to continue to decline over time as the AIM Limited Partnerships' asset bases decrease and proceeds are distributed to partners.

     During the three months ending September 30, 2003, we had one mezzanine loan prepay. This prepayment resulted in a decrease in Other Assets of approximately $1.7 million. As of September 30, 2003 we have approximately $4.2 million in mezzanine loans.

     Our Other MBS primarily include investment grade CMBS, investment grade residential mortgage-backed securities, agency debt securities and other fixed income securities. As of September 30, 2003 and December 31, 2002, the fair values of our Other MBS were approximately $3.9 million and $5.2 million, respectively.

     As previously discussed, we own a shopping center in Orlando, Florida, which we account for as real estate owned. As of September 30, 2003 and December 31, 2002, we had approximately $8.8 million, respectively, in real estate owned assets included in other assets ($8.4 million relating to the actual building and land). In addition, we had $7.3 million and $7.2 million of mortgage payable (net of discount) related to the real estate as of September 30, 2003 and December 31, 2002, respectively. We hope to reposition and stabilize this asset to increase its value, although there can be no assurance we will be able to do so.

     Mortgage Servicing

     As of September 30, 2003 and December 31, 2002, CMSLP's other assets consisted primarily of advances receivable, investments in CMBS, fixed assets, investments in interest-only strips and investments in subadvisory contracts. The servicing other assets have decreased by approximately $4.2 million from $13.8 million at December 31, 2002 to $9.5 million at September 30, 2003. The decrease is primarily the result of the sale of investment grade CMBS in January 2003 in connection with our recapitalization, which had a fair value of approximately $3.3 million as of December 31, 2002, and a $512,000 decrease in fixed assets due to depreciation. In October 2003, we received approximately $2.5 million in advances receivable reimbursement related to one loan, which resulted in a corresponding decrease in advances receivable.

     Summary of Liabilities

     Portfolio Investment

     As of September 30, 2003 and December 31, 2002, our liabilities consisted primarily of debt, accrued interest and accrued payables. Total recourse debt decreased by approximately $47.2 million to $328.8 million as of September 30, 2003 from $376.0 million as of December 31, 2002 primarily due to the repayment of the Exit Debt during the first quarter of 2003 principally through the incurrence of the Bear Stearns and BREF Debt. Total non-recourse debt decreased by approximately $93.1 million to $452.9 million at September 30, 2003 from $546.0 million at December 31, 2002. This decrease is primarily attributable to significant prepayments of mortgages underlying the insured mortgage securities during the nine months ended September 30, 2003, which resulted in a corresponding reduction in the principal balances of the securitized mortgage obligations. Our payables and accrued liabilities decreased by approximately $15.2 million to $11.5 million as of September 30, 2003 from $26.7 million as of December 31, 2002 primarily due to the January 2003 recapitalization and the payment of preferred stock dividends that were previously deferred. During the three months ended March 31, 2003, we reversed approximately $7.5 million of extension fees that were accrued at December 31, 2002 on the Exit Debt since they were no longer payable. In addition, we paid $2.9 million of interest that was accrued, as of December 31, 2002, on the Series B Senior Secured Notes. As of December 31, 2002, we had accrued approximately $5.2 million of preferred stock dividends. As of September 30, 2003, there were no accrued and unpaid dividends on our preferred stock.

     Mortgage Servicing

     As of September 30, 2003 and December 31, 2002, CMSLP's liabilities consisted primarily of operating accounts payable and accrued expenses. The servicing liabilities increased by approximately $1.5 million to $2.3 million as of September 30, 2003 from $757,000 as of December 31, 2002 primarily due to the accrual of executive contract termination costs and other normal operating expenses.

     Dividends/Other

     On August 14, 2003, the Board of Directors declared a cash dividend for the third quarter of 2003 on our Series B, Series F and Series G Preferred stock payable on September 30, 2003 to shareholders of record on September 17, 2003. No cash dividends were paid to common shareholders during the nine months ended September 30, 2003. Based on current taxable income estimates, it is expected that preferred or common dividends paid in 2004 and thereafter will be taxable to the shareholders. Dividends paid in 2001, 2002, and 2003 were, or are expected to be, considered "return of capital" for tax purposes.

     On November 11, 2003, the Board of Directors declared cash dividends of $0.68, $0.30 and $0.375 per share of Series B, Series F and Series G Preferred Stock, respectively, payable on December 31, 2003 to shareholders of record on December 16, 2003.

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

     To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement). According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Other Real Estate Interests and that certain of our government insured mortgage securities also constitute Qualifying Interests. In accordance with current SEC staff interpretations, we believe that all of our subordinated CMBS constitute Other Real Estate Interests and that certain of our subordinated CMBS also constitute Qualifying Interests. On certain of our subordinated CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related subordinated CMBS constitute Qualifying Interests. As of September 30, 2003, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.

     If the SEC or its staff were to take a different position with respect to whether such subordinated CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or
(ii) to register as an investment company, either of which could have a material adverse effect on us. If we were required to change the manner in which we conduct our business, we would likely have to dispose of a significant portion of our subordinated CMBS or acquire significant additional assets that are Qualifying Interests. Alternatively, if we were required to register as an investment company, we expect that our operating expenses would significantly increase and that we would have to significantly reduce our indebtedness, which could also require us to sell a significant portion of our assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms, or at all. There are restrictions under certain of the operative documents evidencing our obligations, which could limit possible actions we may take in response to any need to modify our business plan in order to register as an investment company or avoid the need to register. Certain dispositions or acquisitions of assets could require approval or consent of certain holders of these obligations. Any such results could have a material adverse effect on us.

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

     We believe our critical accounting estimates include the determination of fair value of our subordinated CMBS and interest income recognition related to our CMBS.

o Fair value of CMBS - Due to the limited liquidity of the subordinated CMBS market and the resulting lack of a secondary market, the values of our subordinated CMBS are based on available market information and management's estimates. These estimates require significant judgment regarding assumptions for defaults on the underlying commercial mortgage loan collateral, timing of loss realization and resultant loss severity, timing and amount of principal losses and interest shortfalls, timing and amount of potential recoveries of such shortfalls and discount rates. Notes 3 and 4 to Notes to Consolidated Financial Statements contain a detailed discussion of the methodology used to determine the fair value of our subordinated CMBS as well as a sensitivity analysis related to the fair value of these subordinated CMBS due to changes in assumptions related to losses on the underlying commercial mortgage loan collateral and discount rates.
o Interest income recognition related to subordinated CMBS - Interest income recognition under EITF No. 99-20 requires us to make estimates regarding expected prepayment speeds as well as expected losses on the underlying commercial mortgage loan collateral (which directly impact the cash flows on our subordinated CMBS in the form of interest shortfalls and loss of principal) and the impact these factors would have on future cash flow.
  Note 4 to Notes to Consolidated Financial Statements details the expected realized losses by year that we expect to incur related to our subordinated CMBS. The cash flows we project to arrive at the effective interest rate to recognize interest income are adjusted for these expected losses. The judgment regarding future expected credit losses is subjective as credit performance is particular to an individual deal's specific underlying commercial mortgage loan collateral. In general, if we increase our expected losses or determine such losses will occur sooner than previously projected and the CMBS's fair value is below cost, then the CMBS will be considered impaired and adjusted to fair value with the impairment charge recorded through earnings.

Recent Accounting Pronouncements

     We adjusted certain 2002 amounts due to recent SEC guidance as discussed in "Dividends Paid or Accrued on Preferred Shares". See "Recent Accounting Pronouncements" in Note 2 to Notes to Consolidated Financial Statements for further discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market. We will have fluctuations in the amount of interest expense paid on our variable rate debt primarily due to changes in one-month LIBOR. We will also experience fluctuations in the market value of our mortgage assets related to changes in the yields of U.S. Treasury securities as well as changes in the spread between U.S. Treasury securities and the mortgage assets and overall required returns. The combination of the risk free rate (U.S. Treasury yields) and the related spread is the discount rate used to determine the fair value of our mortgage assets. The U.S. Treasury yield used to determine the fair value of our mortgage assets, that are not expected to experience losses, is the current yield on a U.S. Treasury which has the same weighted average life of the related mortgage asset. As of September 30, 2003, the average U.S. Treasury rate used to price our CMBS, excluding the B through unrated/issuer's equity CMBS, had increased by 12 basis points, compared to December 31, 2002. As of September 30, 2003, credit spreads used to price our investment grade CMBS tightened and there was no significant change in credit spreads used to price our subordinated CMBS not expected to experience losses, excluding BB-, compared to December 31, 2002. The fair values of our B- and CCC CMBS in CBO-2 and our unrated/issuer's equity are determined using a loss adjusted yield to maturity, which is commensurate with the market's perception of value and risk of comparable assets. As described, interest rates impact the fair values of our CMBS, which affects our collateral coverage. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Financial Condition, Liquidity and Capital Resources" for a discussion of our collateral coverage requirements under the Bear Stearns Debt.

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

     If we assumed that the discount rate used to determine the fair values of our CMBS (A+ through unrated bonds) increased by 100 basis points and 200 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the fair values of our CMBS (A+ through unrated bonds) by approximately $49.1 million (or 5.7%) and approximately $94.2 million (or 11.0%), respectively, as of September 30, 2003. A 100 basis point and 200 basis point increase in the discount rate would have resulted in a corresponding decrease in the value of our subordinated CMBS (BB+ through unrated bonds) by approximately $32.3 million (or 6.1%) and $61.7 million (or 11.7%), respectively, as of September 30, 2003.

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

Interest Rate Swap

     In the second and third quarters of 2003, we entered into three interest rate swaps to hedge the variability of the future interest payments on the anticipated CDO attributable to changes in interest rates. Our obligations to Bear Stearns under the interest rate swap documents are collateralized by certain assets as described in Note 6 to Notes to Consolidated Financial Statements. These swaps are treated as cash flow hedges for GAAP. Under these swaps, we have agreed to pay Bear Stearns a weighted average interest fixed rate of 4.15% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount of $100 million. These swaps were effective on October 15, 2003.

     The swaps are intended to protect our cost of financing in connection with our anticipated CDO transaction. We intend to terminate the swaps simultaneously with the issuance of the CDO. As of September 30, 2003, the aggregate fair value of the interest rate swaps was an asset of approximately $1.5 million. A 100 basis point decrease in the 10 year swap rates would result in an approximate $8 million decrease in the fair value of our interest rate swaps, with an aggregate notional amount of $100 million.

Variable Rate Debt

     We maintain an interest rate cap to mitigate the adverse effects of rising interest rates on the amount of interest expense payable under our variable rate debt. Our interest rate cap, which was effective on May 1, 2002, was for a notional amount of $175.0 million, capped LIBOR at 3.25%, and matured on November 3, 2003. As of September 30, 2003, this interest rate cap had a fair value of $0. On October 31, 2003, we purchased an interest rate cap for $45,000 with a notional amount of $50 million, an effective date of November 4, 2003, maturity on November 4, 2004, and capping one-month LIBOR at 2.25%. Our cap provides protection to the extent interest rates, based on a readily determinable interest rate index (typically one-month LIBOR), increase above the stated interest rate cap, in which case, we would receive payments based on the difference between the index and the cap. The term of the cap as well as the stated interest rate of the cap, which is currently above the current rate of the index, would limit the amount of protection that the cap offers. The average one-month LIBOR index was 1.24% during the nine months ended September 30, 2003, which was a 14 basis point decrease from December 31, 2002.

     A 100 basis point change in the one-month LIBOR index would have changed our interest expense on our Bear Stearns Debt by approximately $760,000 and $2.2 million during the three and nine months ended September 30, 2003, respectively.

Insured Mortgage Securities

     There would not be a material change in the fair values of our insured mortgage securities if we assumed that the discount rate used to determine the fair values increased by 100 basis points and 200 basis points as of September 30, 2003.

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

     Although we believe our overall credit loss estimate is reasonable and correct, based upon our evaluation of our internal controls in connection with our recent Annual Report on Form 10-K and written observations, recommendations and a report received from our independent auditors, we commenced implementing actions to improve our credit loss estimation process. This process is important to our CMBS income recognition, CMBS fair value determination and CMBS impairment assessment. We and our independent auditors determined that significant improvement was needed in this process, particularly in connection with mortgage loan valuation and credit loss estimation. To address these matters, we have completed the initial re-underwriting of the mortgage loans underlying our CMBS and are continuing with the implementation of additional actions designed to improve our credit loss estimation process including (a) employing an underwriting internal valuation group, (b) developing additional policies and procedures to better standardize our process, and (c) employing, as appropriate, additional resources and expertise related to our credit loss and valuation processes. Our independent auditors were not specifically engaged to evaluate or assess the internal controls over our overall loss estimate.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit No.                           Description
         -----------                           -----------

             10.1 Termination of Employment Agreement, dated as of August 26, 2003, by and between David B. Iannarone and CRIIMI MAE Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 5, 2003).

             10.2 Employment Offer Letter, dated as of August 26, 2003, by and among David B. Iannarone, CRIIMI MAE Inc. and CRIIMI MAE Management, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on September 5,
                                          2003).

             10.3 Termination of Employment Agreement, dated as of August 26, 2003, by and between Cynthia O. Azzara and CRIIMI MAE Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on September 5, 2003).

             10.4 Employment Offer Letter, dated as of August 26, 2003, by and among Cynthia
                                          O. Azzara, CRIIMI MAE Inc. and CRIIMI
                                          MAE Management, Inc. (incorporated by
                                          reference to Exhibit 10.4 to Form 8-K
                                          filed with the SEC on September 5,
                                          2003).

             10.5 Master Repurchase Agreement, executed on August 28, 2003 to be effective as of June 26, 2003, by and between Bear, Stearns & Co. Inc., as Agent for Bear, Stearns International Limited, and CRIIMI MAE Asset Acquisition Corp. (incorporated by reference to
                                          Exhibit 10.5 to Form 8-K filed with
                                          the SEC on September 5, 2003).

             10.6 Annex I to Master Repurchase Agreement, executed on August 28, 2003 to be effective as of June 26, 2003, by and between Bear, Stearns & Co. Inc., as Agent for Bear, Stearns International Limited and CRIIMI MAE Asset Acquisition Corp. (incorporated by reference to Exhibit 10.6 to Form 8-K filed with the SEC on September 5, 2003).

             10.7 Side Letter Agreement , executed on August 28, 2003 to be effective as of June 26, 2003, by and between Bear, Stearns & Co. Inc., CRIIMI MAE
                                          Asset Acquisition Corp. and CRIIMI MAE
                                          Inc. (incorporated by reference to
                                          Exhibit 10.7 to Form 8-K filed with
                                          the SEC on September 5, 2003).

             10.8 Restricted Stock Award Agreement, dated as of September 15, 2003, by and between CRIIMI MAE Inc. and Mark Jarrell (filed herewith).

             10.9 Restricted Stock Award Agreement, dated as of October 3, 2003, by and between CRIIMI MAE Inc. and Cynthia O. Azzara (filed herewith).

             10.10 Consulting Agreement and Release, dated as of August 25, 2003, by and between CRIIMI MAE Inc. and Brian L. Hanson (filed herewith).

             10.11 Employment Offer Letter, dated as of October 29, 2003, by and among Stephen M. Abelman, CRIIMI MAE Inc. and CRIIMI MAE Services Limited Partnership (filed herewith).

             10.12 Restricted Stock Award Agreement, dated as of November 6, 2003, by and between CRIIMI MAE Inc. and Stephen M. Abelman (filed herewith).

             31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

             31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

             32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

             32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

             99.1 Special Serviced Loan Report relating to specially serviced loans underlying the Company's CMBS as of September 30, 2003 (filed herewith).

(b)      REPORTS ON FORM 8-K

         Date                             Purpose
         ----                             -------

         August 14, 2003                  To report: (1) a press release dated
                                          August 14, 2003 announcing the
                                          election of Mark R. Jarrell as our
                                          President and Chief Operating
                                          Officer effective September 15, 2003,
                                          (2) a press release dated August 14,
                                          2003 announcing the declaration of
                                          cash dividends for the third quarter
                                          of 2003 on our Series B, Series F, and
                                          Series G Preferred Stock, and (3) a
                                          press release dated August 13, 2003
                                          announcing our financial results for
                                          the three and six months ended
                                          June 30, 2003.

         September 5, 2003                To report:  (1) a press release dated
                                          September 3, 2003 announcing a charge
                                          in the third quarter of 2003 as a
                                          result of payments in connection with
                                          the termination of employment
                                          contracts of three of our senior
                                          executive officers, and (2) the
                                          execution of a $200 million secured
                                          financing facility in the form of a
                                          repurchase agreement.

                                    Signature

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CRIIMI MAE INC.


November 14, 2003                       /s/Cynthia O. Azzara
---------------------------             ----------------------------------------
DATE                                    Cynthia O. Azzara
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Treasurer (Principal Accounting Officer)