Form 10-K
period 2003-12-31
CRIIMI MAE INC
filed 2004-03-12
CIK 847322

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number 1-10360

CRIIMI MAE INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1622022
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

11200 Rockville Pike
Rockville, Maryland 20852
(301) 816-2300
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange, Inc.
Series B Cumulative Convertible Preferred Stock	New York Stock Exchange, Inc.
Series F Redeemable Cumulative Dividend Preferred Stock	New York Stock Exchange, Inc.
Series G Redeemable Cumulative Dividend Preferred Stock	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. ☐

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value (based upon the last reported sale price on the New York Stock Exchange on June 30, 2003) of the shares of CRIIMI MAE Inc. common stock held by non-affiliates was approximately $148.7 million. (For purposes of calculating the previous amount only, all directors and executive officers of the registrant are assumed to be affiliates.)

        As of March 1, 2004, 15,471,420 shares of CRIIMI MAE Inc. common stock with a par value of $0.01 were outstanding.

Documents Incorporated By Reference

        The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A relating to the Registrant's 2004 annual meeting of shareholders.

CRIIMI MAE INC.

2003 ANNUAL REPORT ON FORM 10-K

        FORWARD-LOOKING STATEMENTS. When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or shareholder communications, the words "believe," "anticipate," "expect," "contemplate," "may," "will" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to the risk factors contained or referenced under the headings "Business—Certain Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

Overview

        CRIIMI MAE Inc. (together with its consolidated subsidiaries, We or CRIIMI MAE) is a commercial mortgage company structured as a self-administered real estate investment trust (or REIT). We currently own, and manage, a significant portfolio of commercial mortgage-related assets. Historically, we have focused primarily on acquiring high-yielding, non-investment grade (rated below BBB- or unrated) commercial mortgage-backed securities (subordinated CMBS). We commenced operations in 1989, are incorporated in Maryland, and are not a government sponsored entity or in any way affiliated with the United States government or any United States government agency. Our stock is traded on the New York Stock Exchange under the symbol "CMM".

        During late 2003, we undertook a review of the current market for acquisition of subordinated CMBS in preparation for the expected resumption of such acquisition activities in 2004. Due to a variety of factors such as increased competition in the sector, less attractive investment yields and underwriting standards that are widely believed to be deteriorating due to the surplus of investment capital dedicated to the subordinated CMBS market, we now believe that it is more prudent for us to focus our 2004 investment activity in the "manufacturing" of subordinated CMBS investments rather than pursuing secondary-market acquisition opportunities as we have in the past. By "manufacturing" we mean directly originating, or purchasing at origination, commercial mortgage loans, and financing these loans via the periodic issuance of investment-grade rated CMBS. This strategy would continue our historical focus on higher-yielding tranches of CMBS, but would allow us to better control the risk inherent in such investments by involving the company in the transactions at inception (i.e. at the time the loans are originated).

        As a full-service commercial mortgage company, we expect to originate, service and securitize commercial mortgage loans—which we believe gives us a competitive advantage over other securitized lenders in terms of level of service provided to mortgage loan borrowers and flexibility in addressing borrower needs over the term of their loans. Our aim would be to use securitization as a financing tool to create attractive long-term investment yields as opposed to the current market paradigm in which securitization is primarily used to generate short-term arbitrage gains on sale. Our goal is to deliver an attractive return on shareholders' equity generated by earnings that are sustainable over the long-term. We remain prepared to augment those returns by selectively participating in the subordinated CMBS acquisition market if market conditions warrant.

        Our existing business consists of investments in our core assets (subordinated CMBS backed by pools of commercial mortgage loans on multifamily, retail, hotel, and other commercial real estate) and investments in non-core assets (direct and indirect investments in government-insured mortgage-backed securities and a limited number of other assets). We also are a trader in CMBS, residential mortgage-backed securities, agency debt securities and other fixed income securities. We intend to refinance the shorter-term, recourse debt related to our existing subordinated CMBS through a collateralized debt obligation (CDO), other refinancing transaction, or combination thereof, by mid-2004.

        We have significant experience in the following areas:

  •
  Subordinated CMBS Acquisitions. We were a leading purchaser of subordinated CMBS from 1996 to 1998, acquiring an aggregate face amount of approximately $2.8 billion through 1998. We have not made any further subordinated CMBS acquisitions since 1998.

  •
  CMBS Resecuritizations. We completed two of the commercial real estate industry's first resecuritizations of subordinated CMBS in 1996 and 1998. These transactions had a combined face value of $449 million and $1.8 billion, respectively.

  •
  Loan Originations and Securitizations. Prior to 1999, we had originated more than $900 million in aggregate principal amount of commercial real estate mortgage loans. In 1998, we securitized approximately $496 million of commercial mortgage loans originated or acquired by us. We have not originated any loans since 1998.

  •
  Mortgage Servicing. Through our servicing subsidiary, CRIIMI MAE Services Limited Partnership (CMSLP), we are responsible for special servicing functions for 2,800 loans, representing an aggregate $15.3 billion of commercial mortgage loans underlying our subordinated CMBS. Additionally, CMSLP performs special servicing for third parties on approximately 440 loans, with aggregate principal balances of approximately $2 billion.

2003 Accomplishments

        Our strategic priorities and accomplishments in 2003 were as follows:

  •
  Refine and Develop Our Team and Realign Executive Compensation

    Priority: Ensure that we have the personnel with the requisite expertise to maximize asset values and develop and execute investment strategies.

    Accomplishment: We added to our senior management team, led by Barry Blattman, Mark Jarrell and Stephen Abelman and retained Cynthia Azzara. In addition to refining our team, during late 2003, we realigned our executive compensation based on current industry norms, resulting in a reduction in aggregate annual cash compensation payable to executives.

  •
  Resume Payment of Preferred Stock Dividends

    Priority: Address the preferred stock dividends in arrears.

    Accomplishment: During 2003, we paid all preferred stock dividends that were in arrears and all current preferred stock dividends to prepare for our return to the capital markets. In furtherance of our goal to return to the capital markets, on January 27, 2004, we filed a shelf registration statement with the Securities and Exchange Commission to register an aggregate principal amount of $200 million of debt securities, warrants, preferred shares and common shares for sale.

  •
  Maximize Core Asset Values

    Priority: Maximize the value of our existing subordinated CMBS portfolio by accelerating workouts or dispositions of commercial mortgage loans in special servicing and by taking advantage of the "delevering" of our portfolio which occurs as CMBS classes senior to our CMBS pay down.

    Accomplishment: We made significant strides towards this priority in 2003 by resolving approximately $596 million of specially serviced assets compared to approximately $354 million during 2002. Additionally, through February 29, 2004, we resolved an additional $54 million of specially serviced assets. In 2004, we intend to structure an anticipated CDO or other refinancing of the Bear Stearns Debt (as defined below) in a manner that we benefit from portfolio delevering and continue to enjoy the potential for increases in value that could result from future ratings upgrades and continued improvement in the secondary market for seasoned subordinated CMBS.

  •
  Earn Attractive Returns

    Priority: Earn attractive returns through the prudent investment of our capital and net cash flows.

    Accomplishment: Our 2003 accomplishments in enhancing returns were evident primarily in our non-core investments. For our non-core assets (primarily insured mortgage securities), we enhanced returns by completing or making preparations to complete three "clean-up" calls related to outstanding collateralized mortgage obligation financings, significantly reducing our financing costs associated with these investments. In December 2003, we refinanced the $24.5 million balance of our Fannie Mae funding note resulting in a significant reduction in annualized interest costs. We prepaid the Freddie Mac funding note in March 2004 and expect to prepay the CMO debt by the end of the second quarter of 2004, which is expected to result in further interest savings. For our core subordinate CMBS portfolio, we have hired Stephen Abelman, an experienced manager of distressed real estate, who has restructured our Asset Management group to expedite reviews of our specially serviced loans, which we believe will result in more efficient resolutions of our specially serviced assets.

  •
  Pursue Investments

    Priority: Develop and execute strategies relating primarily to CMBS and commercial mortgage loans that capitalize on our real estate and mortgage finance, underwriting, loan management and special servicing experience, and our access to performance information on mortgages and real estate markets throughout the country derived from our special servicing responsibilities.

    Accomplishment: We evaluated returning to the subordinated CMBS acquisition model historically employed by us as a way of capitalizing on our existing expertise and, as indicated above, concluded that we could better utilize this expertise in an originations-focused business plan for 2004. We believe our development in management and personnel in late 2003 provides us with a foundation to begin execution of this strategy in 2004.

2003 Recapitalization Overview

        On January 23, 2003, we completed a recapitalization of the secured debt incurred upon our emergence from Chapter 11 in April 2001. We refer to that secured debt as the Exit Debt. This recapitalization was funded with approximately $344 million in proceeds from debt and equity financings and a portion of our available cash and liquid assets. The recapitalization included approximately $14 million in common equity and $30 million in senior secured subordinated debt purchased by Brascan Real Estate Finance Fund I L.P., a private asset management fund established by Brascan Corporation and a New York-based management team. We refer to the senior secured subordinated debt as the BREF Debt and Brascan Real Estate Finance Fund I L.P. as the BREF Fund. Additionally, we received $300 million in secured financing in the form of a repurchase transaction from a unit of Bear, Stearns & Co., Inc., which we refer to as the Bear Stearns Debt.

        The recapitalization increased our financial flexibility primarily through the elimination of the requirement to use virtually all of our net cash flow to pay down principal on the Exit Debt. This, along with the elimination of REIT distribution requirements due to our net operating losses (NOLs), provides us with additional liquidity for mortgage-related investments and acquisitions and other corporate purposes. We presently intend to use substantially all of our net cash flow for investments, hedging activities and general working capital purposes. See Note 6 of Notes to Consolidated Financial Statements for further discussion of the January 2003 recapitalization.

Business Segments

        Management currently assesses our performance and allocates resources principally on the basis of two lines of business: portfolio investment and mortgage servicing. These two lines of business, or operating segments, are managed separately as they provide different sources and types of revenues.

Portfolio Investment

        Portfolio investment primarily includes (i) CMBS, (ii) direct investments in government insured securities and entities that own government insured securities, (iii) direct investments in mezzanine loans and (iv) securities trading activities. Our income from this segment is primarily generated from these assets.

  CMBS

        CMBS are generally created by pooling commercial mortgage loans and directing the cash flow from such mortgage loans to various tranches of securities. The tranches consist of investment grade (AAA to BBB-), non-investment grade (BB+ to D) and unrated securities. The first step in the process of creating CMBS is loan origination. Loan origination occurs when a financial institution lends money to a borrower to refinance or to purchase a commercial real estate property, and secures the loan with a mortgage on the property that the borrower owns or purchases. Commercial mortgage loans are typically non-recourse to the borrower. A pool of these commercial mortgage loans is then accumulated, often by a large commercial bank or other financial institution. One or more rating agencies then analyze the loans and the underlying real estate to determine their credit quality. The mortgage loans are then deposited into an entity that is not subject to taxation, often a real estate mortgage investment conduit (or REMIC). The investment vehicle then issues securities backed by the cash flows from commercial mortgage loans, or CMBS.

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

        Historically, we have focused primarily on acquiring or retaining non-investment grade and unrated tranches, issued by mortgage conduit entities, in which we believed our market knowledge and real estate expertise allowed us to earn attractive risk-adjusted returns. We did not acquire any subordinated CMBS subsequent to 1998. Prior to the fall of 1998, we generally acquired subordinated CMBS in privately negotiated transactions, which allowed us to perform due diligence on a substantial portion of the mortgage loans underlying the subordinated CMBS as well as the underlying real estate prior to consummating the purchase. In connection with our subordinated CMBS acquisitions, we targeted diversified mortgage loan pools with a mix of property types, geographic locations and borrowers.

        As of December 31, 2003, our $1.1 billion portfolio of assets included $837 million of CMBS (representing approximately 78% of our total consolidated assets), which had the following ratings (based on fair value) reflected as a percentage of total CMBS:

Rating	% of CMBS
A+, BBB+ or BBB	39%	(a)
BB+, BB or BB-	40%
B+, B or B-	17%
CCC, D or Unrated	4%

(a)
Represents investment grade securities reflected on our balance sheet as a result of CBO-2, our second resecuritization transaction.

  CMBS Resecuritizations

        We initially funded a substantial portion of our subordinated CMBS acquisitions with short-term, variable-rate secured debt. To mitigate our exposure to interest rate risk, our business strategy was to periodically refinance a significant portion of this short-term, variable-rate recourse debt with fixed-rate, non-recourse debt having maturities that matched those of our mortgage assets securing such debt, also known as match-funded debt. We effected such refinancings by pooling subordinated CMBS, once a sufficient pool of subordinated CMBS had been accumulated, and issuing newly created CMBS backed by the pooled subordinated CMBS. The CMBS issued in such resecuritizations were fixed-rate obligations with maturities that matched the maturities of the subordinated CMBS backing the new CMBS. These resecuritizations also increased the amount of borrowings available to us due to the increased collateral value of the new CMBS relative to the pooled subordinated CMBS. The increase in collateral value was principally attributable to the seasoning of the underlying mortgage loans and the diversification that occurred when such subordinated CMBS were pooled. We generally used the cash proceeds from the investment grade CMBS that were sold in the resecuritization to reduce the amount of our short-term, variable-rate debt. We then used the net excess borrowing capacity created by the resecuritization to obtain new short-term, variable-rate secured borrowings, typically provided by the subordinated CMBS issuer and, to a lesser extent, cash, to purchase additional subordinated CMBS.

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

        As of December 31, 2003, our total debt was approximately $765.6 million, of which approximately 53% was fixed-rate, match-funded, non-recourse debt and approximately 47% was variable-rate or fixed-rate debt that was not match-funded. See Notes 4 and 6 to the Notes to Consolidated Financial Statements for further information regarding our CMBS resecuritizations and variable-rate secured borrowings.

  Loan Originations and Securitizations

        From 1996 through 1998, we originated mortgage loans principally through mortgage loan conduit programs with major financial institutions for the primary purpose of pooling such loans for securitization. We viewed a securitization as a means of extracting the maximum value from the mortgage loans originated. In June 1998, we securitized approximately $496 million of the commercial mortgage loans originated or acquired by us through a mortgage loan conduit program with Citicorp Real Estate, Inc. and, through our subsidiary, CRIIMI MAE CMBS Corp., issued Commercial Mortgage Loan Trust Certificates, Series 1998-1 (CMO-IV). In CMO-IV, we sold all of the investment grade tranches to third parties and received net cash flow on the CMBS retained by us. We sold all of our remaining interests in CMO-IV in November 2000.

  Portfolio Investment's Assets

        See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a discussion of Portfolio Investment's Assets.

Mortgage Servicing

        We conduct our mortgage loan servicing operations through CMSLP. CMSLP's principal servicing activities are described below.

  Special Servicing

        A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When we acquired subordinated CMBS, we typically required that we retain the right to appoint the special servicer for the related mortgage pools. When serving as special servicer of mortgage loans in a CMBS pool, CMSLP has the authority to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. We believe that because we own the first loss unrated or lowest rated bond of all but two CMBS transactions, we have an incentive to quickly resolve any loan workouts. As of December 31, 2003, CMSLP was designated as the special servicer for approximately 2,800 commercial mortgage loans, representing an aggregate principal amount of approximately $15.3 billion of commercial mortgage loans underlying our CMBS. Additionally, CMSLP performed special servicing on approximately 440 loans, representing an aggregate principal balance of approximately $2 billion, for third parties. We currently have a Standard & Poors (S&P) Special Servicer ranking of "below average". Despite the ranking, S&P provided a "positive outlook" and recognized that CMSLP has begun to take measures to stabilize its operations, most notably by hiring some well-experienced asset management personnel.

  Loan Management

        In April 2003, we restructured CMSLP's property servicing group resulting in the termination of 10 employees. In conjunction with this restructuring, we have outsourced substantially all of our contractual property servicing duties related to the labor-intensive tasks of financial statement collection and analysis and property inspection performance. The outsourcing was completed in February 2004. This outsourcing does not relieve us of any of our contractual obligations or reduce any of our rights as property servicer, since CMSLP remains the property servicer of record, but it does relieve us of the administrative task of collecting financial operating data. This will allow the remaining resources in surveillance to focus more on collateral analysis. For the outsourced loans, CMSLP coordinates the delivery of monthly reports and inspections with the third-party servicers. For the portfolios for which the third-party servicer is not also the master servicer, CMSLP reviews and approves the reports from these servicers prior to submission by CMSLP to the securitization trustees.

        For all of the loans underlying our subordinated CMBS portfolio, including those outsourced as noted above, CMSLP performs analyses of operating performance and property inspections as part of its routine asset monitoring process. This allows CMSLP to identify and evaluate potential issues that could result in losses. As of February 29, 2004, CMSLP analyzes the performance and physical condition of approximately 2,800 commercial mortgage loans, representing an aggregate principal of $15 billion.

  Other Servicing

        CMSLP performs master and/or direct servicing for an insignificant number of non-CMBS loans. A master servicer typically provides administrative and reporting services to the trustee with respect to a particular issuance of CMBS or other securitized pools of mortgages. Direct (or primary) servicers typically perform certain functions for the master servicer.

The Reorganization Plan

        On October 5, 1998, CRIIMI MAE Inc. (unconsolidated) and two operating subsidiaries, CRIIMI MAE Management, Inc. and CRIIMI MAE Holdings II, L.P., filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland, Southern Division, in Greenbelt, Maryland. On November 22, 2000, the United States Bankruptcy Court for the District of Maryland entered an order confirming our reorganization plan, and we emerged from Chapter 11 on April 17, 2001. Under our reorganization plan, the holders of our equity retained their shares of stock and our creditors were paid in full.

Certain Risk Factors

        In addition to the risk factors set forth below, please see the discussion of various risks in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

        Our significant indebtedness limits our ability to take certain actions and could adversely affect our financial condition if we are unable to meet our obligations.

        We are highly leveraged. As of December 31, 2003, our total consolidated indebtedness was $765.6 million (of which $350.0 million was recourse debt), and our shareholders' equity was $291.8 million.

        Our ability to meet our existing debt service obligations depends on a number of factors, including management's ability to:

  •
  maintain cash flow from our mortgage assets (which is impacted by, among other things, the credit performance of the mortgage loans underlying our subordinated CMBS and changes in interest rates and spreads); and

  •
  generate capital internally from operating and investing activities and expected reductions in REIT distribution requirements to shareholders due to net operating losses for tax purposes.

        Our high level of debt:

  •
  limits our ability to obtain additional capital;

  •
  significantly reduces income available for other activities;

  •
  restricts our ability to react quickly to changes in our business;

  •
  limits our ability to hedge our assets and liabilities; and

  •
  makes us more vulnerable to general adverse economic and industry conditions.

        We are subject to a number of borrowing risks, including refinancing risk and margin calls.

        The Bear Stearns Debt and BREF Debt mature in January 2006. As a result, we must either refinance or retire the remaining principal balances of each of the Bear Stearns Debt and BREF Debt at their maturity in 2006. In 2004, we expect to refinance the Bear Stearns Debt through a CDO, other refinancing, or combination thereof. There can be no assurance that a refinancing will occur or that it will be advantageous to us. Such a transaction may increase the cost of our borrowings, require increased amortization payments and cash sweeps and fail to provide us with sufficient funds to retire the entire amount outstanding of the Bear Stearns Debt, all of which may significantly reduce our cash flow, and further limit our financial flexibility.

        Substantially all of our future borrowings are expected to continue to be in the form of collateralized borrowings, as are the Bear Stearns Debt and BREF Debt. A default under our collateralized borrowings could result in a liquidation of the collateral. If we are forced to liquidate any assets that qualify as qualified real estate assets (under the REIT provisions of the Internal Revenue Code) to repay borrowings, there can be no assurance that we will be able to maintain compliance with the REIT provisions of the Internal Revenue Code regarding asset and source of income requirements. See the risk factor related to tax related risks. The liquidation of CMBS or other assets could also result in the loss of our Investment Company Act exclusion. See the risk factor related to the Investment Company Act exclusion. A default under the operative documents of any collateralized borrowing could result in a default under the operative documents of other collateralized or non collateralized borrowing or other obligations, which could result in our being required to pay all such obligations. We may be unable to repay such obligations.

        A substantial portion of any future borrowings used to acquire mortgage-related assets may be structured as collateralized, short-term, floating-rate secured borrowings. The amount borrowed under such agreements is typically based on the market value of the assets pledged to secure specific borrowings. Under adverse market conditions, the value of pledged assets could decline, and lenders could initiate margin calls (in which case we could be required to post additional collateral or to reduce the amount borrowed to restore the ratio of the amount of the borrowing to the value of the collateral). In order to meet a margin call, we may be required to sell assets at prices lower than their carrying value or provide additional collateral, which could have an adverse effect on us and our financial position and results of operation.

        We face considerable competition from competitors with greater resources, which could adversely affect our ability to execute our strategy to become a full-service commercial mortgage company.

        If we resume commercial mortgage loan originations and/or other mortgage related activities, we would compete with financial institutions, mortgage REITs, specialty finance companies, banks, mortgage companies, hedge funds, other lenders, and/or other entities originating and/or purchasing commercial mortgage-related assets. Many of these competitors may have greater access to capital and/or other resources (or the ability to obtain capital at a lower cost) and may have other advantages over us. Although subject to a non-competition agreement with us through January 2006, BREF Fund and its controlled affiliates are permitted to sponsor collateralized bond or loan obligations, or CBOs, and to acquire subordinated CMBS for inclusion in such CBOs. As a result, they could compete with us in connection with such activities.

        Failure to manage mismatch between long-term mortgage assets and short-term funding could negatively impact our net income and distributions.

        Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations can adversely affect our net income and value in many ways and present a variety of risks, including the risk of a mismanagement between asset yields and borrowing rates and reshaping of the yield curve. We intend to continue entering into hedging transactions, as appropriate, in an effort to protect our mortgage assets and related debt from interest rate fluctuations. See the risk factor regarding limited protection from hedging transactions.

        Our operating results depend in large part on differences between the income from our mortgage assets and our borrowing costs. We may finance a significant portion of new investments with borrowings, initially, having adjustable interest rates (or borrowing rates) that reset while the rates on fixed rate investments stay constant. If interest rates rise, borrowing rates (and borrowing costs) are expected to rise while coupon rates (and investment income) on our fixed rate mortgage assets remain constant. This would decrease both our net income, potentially resulting in a net loss, and the mark-to-market value of our net assets, and would be expected to slow future investments of assets. Although we intend to invest primarily in fixed-rate mortgage assets, we also may own adjustable rate mortgage assets. We may fund these adjustable rate mortgage assets with borrowings having borrowing rates which reset monthly or quarterly. To the extent that there is a difference between (i) the interest rate index used to determine the coupon rate of the adjustable rate mortgage assets (asset index) and (ii) the interest rate index used to determine the borrowing rate for the related financing (borrowing index), we will be exposed to "basis" risk. Typically, if the borrowing index rises more than the asset index, our net income would decrease, all other things being constant. Additionally, our adjustable rate mortgage assets may be subject to periodic rate adjustment limitations and periodic and lifetime rate caps which limit the amount that the coupon rate can change during any given period. No assurance can be given as to the amount or timing of changes in interest rates or their effect on our mortgage assets, their valuation or income derived therefrom. During periods of changing interest rates, coupon rate and borrowing rate mismatches could negatively impact our net income and distributions.

        Our hedging transactions provide limited protection.

        There can be no assurance that our hedging activities will have the desired impact of protecting us from the risks associated with changes in interest rates. No hedging activity can completely protect us from the risks associated with changes in interest rates. Non-performance by counterparties to hedging transactions could result in losses to us. We may not be able to dispose of, or close out a hedging position without the consent of the counterparty, and we may not be able to enter into an offsetting hedging contract in order to cover our risk. There can be no assurance that a liquid market will exist for the purchase or sale of hedging instruments, and we may be required to maintain a position until expiration, which could result in losses. There can be no assurance that we will be able to replace a hedge upon expiration which could result in increased interest rate risk. See further discussion of our derivative financial instruments in Note 7 of Notes to Consolidated Financial Statements.

        Owning subordinated CMBS subjects us to significant risks.

        Potential Losses and Reduced Cash Flows.    As an owner of the most subordinate tranches of CMBS, we will be the first to bear any loss and will absorb 100% of the losses on the underlying mortgage loan collateral until cumulative losses exceed the principal amount of our subordinated CMBS. We will also be the last to receive cash flow from the underlying mortgage loans. Interest payments typically flow first to the most senior certificates until they receive all of their accrued interest and then sequentially to the junior certificates in order of seniority. Principal payments typically flow to the most senior certificates until they are retired. Tranches are then retired in order of seniority based on available principal. When delinquencies, defaults and losses occur, cash flows otherwise due to our subordinated CMBS may not be advanced by the master servicers to the extent required to meet scheduled principal and interest payments, resulting in interest shortfalls to our subordinated CMBS. See below for a discussion of our most significant borrowing relationship and its potential impact on our cash flows. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Note 4 to Notes of Consolidated Financial Statements.

        Changes in Value due to Economic Factors.    The value of our subordinated CMBS, along with our book value per diluted share, can change due to a number of economic factors. These factors include changes in the value of the underlying real estate, fluctuations in U.S. Treasury rates, and changes in the spread between interest rates on our subordinated CMBS and the U.S. Treasury securities with comparable maturities. For instance, changes in the performance of the properties securing the underlying mortgage loans can result in interest payment shortfalls to the extent there are mortgage payment delinquencies, and principal losses to the extent that there are payment defaults and the amounts of such principal and interest shortfalls are not fully recovered. These losses may result in a permanent decline in the value of our subordinated CMBS and may change our anticipated yield to maturity on such subordinated CMBS if the losses are in excess of those previously estimated. CMBS are priced at a spread above the current U.S. Treasury security (such as the 10 year U.S. Treasury Note) with a maturity that most closely matches the CMBS's weighted average life. The value of CMBS can be affected by changes in U.S. Treasury rates, as well as changes in the spread between such CMBS and the U.S. Treasury security with a comparable maturity. Generally, increases and decreases in both U.S. Treasury rates or spreads will result in temporary changes in the value of our subordinated CMBS assuming that we have the ability and intent to hold our subordinated CMBS investments until maturity. Temporary changes in fair value are reflected as a component of shareholders' equity. However, such temporary changes in the value of our subordinated CMBS become permanent changes realized through our income statement when the expected credit losses related to those subordinated CMBS are greater or occur sooner than originally anticipated or we no longer intend or fail to have the intent and ability to hold such subordinated CMBS to maturity. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Note 4 to Notes of Consolidated Financial Statements.

        Significant borrowing relationship related to certain mortgage loans underlying our subordinated CMBS.    The most significant borrowing relationship in our specially serviced mortgage loan portfolio consists of 27 loans with scheduled principal balances as of December 31, 2003 totaling approximately $133 million spread across three CMBS transactions secured by hotel properties in the western and Pacific northwestern states. As of December 31, 2003, our total exposure, including advances and interest on advances of approximately $43 million, on these loans was approximately $176 million. Such total exposure is prior to the application of payments made to date by the borrower under the terms of our consensual settlement agreement and is expected to be reduced by the application of such payments at the settlement agreement closing. The borrower initially filed for bankruptcy protection in February 2002 and indicated that the properties had experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks. We entered into a consensual settlement agreement dated February 25, 2003 pursuant to which the loan terms were amended and modified. This agreement was subsequently approved and confirmed by the bankruptcy court on March 28, 2003. The parties are currently proceeding toward closing a comprehensive modification of each loan, which is expected to occur in March 2004 and which is expected to return the loans to performing status. The closing of the loan modification is a complex process involving a large number of parties, all of whom must ultimately agree on, among other things, a reconciliation of payments and funds applied since the loan modification was approved by the bankruptcy court. The borrower continues to make payments under the modified terms. As of December 31, 2003, the borrower has made principal and interest payments totaling approximately $10 million, the majority of which represents interest paid (as compared to principal amortization) on the modified loan balances. During the year ended December 31, 2003, the borrower also sold one of the properties that secured these loans. In addition, as of December 31, 2003, the borrower has remitted approximately $1.5 million in funds from debtor-in-possession accounts, which is expected to be applied to arrearages at closing.

        Cash received from our subordinated CMBS could be significantly reduced if we are not successful in resolving these loans favorably and returning them to performing status. If the modifications are not successfully closed, the loans would remain in default. There can be no assurance that the borrower would continue making the loan payments required under the loan modifications or that the trust master servicers would continue to advance loan payments on behalf of the borrower. Further, as previously mentioned, as a result of the borrower's initial default, the trust master servicers have advanced substantial amounts of principal and interest payments to the related trusts. We do not believe that the governing trust agreements are clear as to the manner in which such master servicer advances are to be reimbursed, and are attempting to negotiate an arrangement with the master servicers and other parties to the trust which would provide for reimbursement of master servicer advances that would be in the best interest of all of the respective certificateholders. To the extent that we cannot successfully complete those arrangements, we and the other trust parties could dispute the proper reimbursement mechanics, and, as a result, the timing and/or amount of payments made to us on our subordinated CMBS, and the related fair value of our subordinated CMBS, could be adversely affected. Finally, even if both the loan modifications and master servicer advance reimbursement arrangements are successfully completed, distributions on our subordinated CMBS, and the related fair value of our subordinated CMBS, will continue to be dependent on the borrower's continued performance under the terms of the modified loans.

        Limited liquidity of the subordinated CMBS market results in uncertainty in the valuation of our portfolio.

        There is no active secondary trading market for subordinated CMBS. This limited liquidity results in uncertainty in the valuation of our portfolio of subordinated CMBS. The liquidity of such market has historically been limited, and during adverse market conditions has been severely limited. Future adverse market conditions would likely adversely impact the value of our subordinated CMBS and amounts we could realize if we were required to sell all or a portion of our subordinated CMBS. Due to this limited liquidity, among other matters, management's estimate of the value of our subordinated CMBS could vary significantly from the value that could be realized in a current sale transaction.

        The limited liquidity of the subordinated CMBS market and the resulting potential uncertainty in the valuation of our subordinated CMBS contributes to the risk of margin calls due to the creditor's discretionary determination of collateral market value in a limited liquidity market. This was a factor in connection with our October 1998 Chapter 11 filing. See the risk factors related to borrowing risks.

        The effects of terrorist attacks, economic and industry slowdown have contributed to defaults on the mortgage loans underlying our subordinated CMBS.

        The economic and commercial real estate industry slowdown, terrorist attacks and threats of further terrorist attacks have contributed to defaults on mortgage loans underlying our subordinated CMBS. These factors may continue to negatively impact the values of the commercial real estate securing the mortgage loans, weakening collateral coverage and the demand for the commercial real estate securing the underlying mortgage loans and increasing the possibility of defaults and losses. Mortgage loan defaults related to our subordinated CMBS have resulted in increased estimated losses, and may result in further losses on our subordinated CMBS. See Note 4 to the Notes to Consolidated Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for information regarding the performance of the underlying mortgage loans underlying our subordinated CMBS. The factors described in this paragraph could also adversely affect loans that we may originate in the future.

        We are subject to a number of tax related risks including loss of REIT status.

        REIT Status.    We have elected to qualify as a REIT for tax purposes under sections 856-860 of the Internal Revenue Code. We are required to meet income, asset, ownership and distribution tests to maintain our REIT status. Although there can be no assurance, we believe that we have satisfied the REIT requirements for all years through, and including 2003. There can also be no assurance that we will maintain our REIT status for 2004 or subsequent years. If we fail to maintain our REIT status for any taxable year, we will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, we may have insufficient funds to pay any such tax and also may be unable to comply with some or all of our obligations, including the Bear Stearns and BREF Debt.

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

        As a result of our election in 2000 to be taxed as a trader, we recognized a mark-to-market tax loss on our Trading Assets on January 1, 2000 of approximately $478 million (the January 2000 Loss). Such loss was recognized evenly for tax purposes over four years beginning with the year 2000 and ending in 2003. Such loss was ordinary, which allowed us to offset our ordinary income.

        We generated a net operating loss (or NOL) for tax purposes of approximately $84.0 million and $83.6 million during the years ended December 31, 2003 and 2002, respectively. As such, our taxable income was reduced to zero and, accordingly, our REIT distribution requirement was eliminated for 2003 and 2002. As of December 31, 2003, our accumulated and unused net operating loss (or NOL) was $307.8 million. Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back because we are a REIT.

        There can be no assurance that our position with respect to our election as a trader in securities will not be challenged by the Internal Revenue Service (or IRS) and, if challenged, will be defended successfully by us. As such, there is a risk that the January 2000 Loss will be limited or disallowed, resulting in higher tax basis income and a corresponding increase in REIT distribution requirements. It is possible that the amount of any under-distribution for a taxable year could be corrected with a "deficiency dividend" as defined in Section 860 of the Internal Revenue Code; however, interest may also be due to the IRS on the amount of this under-distribution.

        If we are required to make taxable income distributions to our shareholders to satisfy required REIT distributions, all or a substantial portion of these distributions, if any, may be in the form of non-cash dividends. There can be no assurance that such non-cash dividends would satisfy the REIT distribution requirements and, as such, we could lose our REIT status or may not be able to satisfy some or all of our contractual obligations.

        Our future use of NOLs for tax purposes could be substantially limited in the event of an "ownership change" as defined under Section 382 of the Internal Revenue Code. As a result of these limitations imposed by Section 382 of the Internal Revenue Code, in the event of an ownership change, our ability to use our NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards cannot be fully utilized under these limitations within the carryforward periods, the NOL carryforwards would expire unutilized. Accordingly, after any ownership change, our ability to use our NOLs to reduce or offset taxable income would be substantially limited or not available under Section 382. In general, a company reaches the "ownership change" threshold if the "5% shareholders" increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of the company's capital stock. If an "ownership change" occurs under Section 382 of the Internal Revenue Code, our prospective use of our accumulated and unused NOL will be limited.

        We do not believe BREF Fund's investment in our common stock and warrants to purchase common stock has created an "ownership change" under Section 382. In addition, we are not aware of any other acquisition of shares of our capital stock that has created an "ownership change" under Section 382. We have adopted a shareholder rights plan and amended our charter to minimize the chance of an ownership change within the meaning of Section 382 of the Internal Revenue Code; however there can be no assurance that an ownership change will not occur.

        Changes in Tax Laws.    Our activities, structure and operations may be adversely affected by changes in the tax laws applicable to REITs and "traders in securities" for tax purposes.

        If we recognize phantom income our shareholders may be required to pay federal income tax with respect to such income before such income is realized by them in an economic sense.

        Our investment in subordinated CMBS may cause us, under certain circumstances, to recognize taxable income in excess of our economic income (phantom income) actually received and to experience an offsetting excess of economic income over our taxable income in later years. As a result, our shareholders, from time to time, may be required to treat distributions that economically represent a return of capital as taxable dividends for federal income tax purposes. Such distributions would be offset in later years by distributions representing economic income that would be treated as returns of capital for federal income tax purposes. Accordingly, if we recognize phantom income, our shareholders may be required to pay federal income tax with respect to such income on an accelerated basis (i.e., before such income is realized by shareholders in an economic sense). Taking into account the time value of money, such an acceleration of federal income tax liabilities would cause shareholders to receive an after-tax rate of return on an investment in our stock that would be less than the after-tax rate of return on an investment with an identical before-tax rate of return that did not generate phantom income. As the ratio of our phantom income to our total income increases, the after-tax rate of return received by a shareholder paying taxes on such distributions will decrease.

        We are dependent upon the performance of key personnel.

        Our business is dependent upon the performance of key employees, including Barry Blattman, our Chairman and Chief Executive Officer, and Mark Jarrell, our President and Chief Operating Officer, and other executive officers. We cannot be certain that any key employee will continue in such capacity for any particular period of time. All of our key employees are "at will" such that we or they may terminate their employment at any time and for any reason, or no reason. The loss of key personnel, or the inability to hire and retain qualified employees, could adversely effect our business, financial condition and results of operations.

        Failure to qualify for the Investment Company Act exclusion could have a material adverse effect on us.

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

        To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement). According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute other Real Estate Interests and that certain government-insured mortgage securities also constitute Qualifying Interests. In accordance with current SEC staff interpretations, we believe that all of our subordinated CMBS constitute Other Real Estate Interests and that certain of our subordinated CMBS also constitute Qualifying Interests. On certain of our subordinated CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related subordinated CMBS constitute Qualifying Interests. As of December 31, 2003, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.

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

        If two trusts formed in connection with two CMBS resecuritization transactions in which we own all the equity interests were to lose their "taxable mortgage pool" exemption, we could be materially adversely affected.

        An entity that constitutes a "taxable mortgage pool" as defined in the Internal Revenue Code (TMP) is treated as a separate corporate level taxpayer for federal income tax purposes. In general, for an entity to be treated as a TMP (i) substantially all of the assets must consist of debt obligations and a majority of those debt obligations must consist of mortgages, (ii) the entity must have more than one class of debt securities outstanding with separate maturities, and (iii) the payments on the debt securities must bear a relationship to the payments received from the mortgages. As of December 31, 2003, we owned all of the equity interests in two trusts that constitute TMPs (individually a Trust and together the Trusts). The Trusts were formed in connection with our CBO-1 and CBO-2 resecuritization transactions. See "Business-CMBS Resecuritizations" and Note 4 to the Notes to Consolidated Financial Statements for descriptions of CBO-1 and CBO-2. The statutory provisions and regulations governing the tax treatment of TMPs (the TMP Rules) provide an exemption for TMPs that constitute "qualified REIT subsidiaries" (that is, entities whose equity interests are wholly owned by a REIT or a qualified REIT subsidiary). As a result of this exemption and the fact that as of December 31, 2003 we owned all of the equity interests in each of the Trusts, as of December 31, 2003 the Trusts were not required to pay a separate corporate level tax on income they derive from their underlying mortgage assets.

        As of December 31, 2003, we also owned certain securities structured as debt issued by the Trusts (the Bonds). As of December 31, 2003, certain of the Bonds owned by us served as collateral (the Pledged Bonds) for certain secured debt. If a creditor were to seize or sell the Pledged Bonds and the Pledged Bonds were deemed to constitute equity interests (rather than debt) in the Trusts, then the Trusts would no longer qualify for the exemption under the TMP Rules provided for qualified REIT subsidiaries. The Trusts would then be required to pay a corporate level federal income tax. As a result, available funds from the underlying mortgage assets that would ordinarily be used by the Trusts to make payments on certain securities issued by the Trusts (including the equity interests and the Pledged Bonds) would instead be applied to tax payments. Since the equity interests and Bonds owned by us are the most subordinated securities and, therefore, would absorb payment shortfalls first, the loss of the exemption under the TMP Rules could have a material adverse effect on their value, the payments received thereon and the value of our stock.

        In addition to causing the loss of the exemption under the TMP Rules, a seizure or sale of the Pledged Bonds and a characterization of them as equity for tax purposes, rather than debt, could also jeopardize our REIT status if the value of the remaining ownership interests in any Trust held by us (i) exceeded 5% of the total value of our assets or (ii) constituted more than 10% of the Trust's voting interests. Although it is possible that the election by the TMPs to be treated as taxable REIT subsidiaries could prevent the loss of our REIT status, there can be no assurance that a valid election could be made given the timing of a seizure or sale of the Pledged Bonds.

        On the effective date of our January 2003 recapitalization, we effected an affiliate reorganization principally to indirectly secure the Bear Stearns Debt with the equity interests in the Trusts. As a result of the affiliate reorganization, our REIT subsidiary CBO REIT II owns the Pledged Bonds and indirectly owns all of the equity interests in the Trusts (through its ownership of two qualified REIT subsidiaries which hold the equity interests in the Trusts). We believe that the TMP risks set forth above remain applicable, as of the effective date of our January 2003 recapitalization, with respect to CBO REIT II; provided, however, that the risks referenced in the two immediately preceding paragraphs should only apply if a creditor were to seize or sell collateral which constituted or represented only a portion of the equity interests in a Trust.

Employees

        As of February 1, 2004, we had 81 employees, 52 of whom are employed by CMSLP and 29 of whom are employed by CRIIMI MAE Management, Inc., one of our wholly owned subsidiaries.

Executive Officers

        The following table sets forth information concerning our executive officers as of March 1, 2004:

Name	Age	Position
Barry S. Blattman	41	Chairman of the Board and Chief Executive Officer
Mark R. Jarrell	43	President and Chief Operating Officer
Cynthia O. Azzara	44	Executive Vice President, Chief Financial Officer and Treasurer
Stephen M. Abelman	42	Executive Vice President, Asset Management
Daniel P. Warcholak	43	Senior Vice President, Fixed Income/Capital Markets

        Barry S. Blattman has served as Chairman of the Board and Chief Executive Officer since January 23, 2003, and as President from January 23, 2003 to September 15, 2003.

        Mark R. Jarrell has served as President and Chief Operating Officer since September 15, 2003, and as a director from January 23, 2003 to August 13, 2003.

        Cynthia O. Azzara has served as Chief Financial Officer since 1994, Executive Vice President since August 2003, Senior Vice President from 1995 to August 2003 and Treasurer since 1997.

        Stephen M. Abelman has served as Executive Vice President since October 29, 2003.

        Daniel P. Warcholak has served as Senior Vice President since September 2003, as Group Vice President from March 2002 to September 2003 and as Vice President from January 1998 to March 2002.

Internet Website

        Our internet website can be found at www.criimimaeinc.com. We make available, free of charge on or through our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. We also make available, free of change, access to our Codes of Business Conduct and Ethics, Board of Directors Goverance Guidelines, Audit Committee Charter, Compensation and Stock Option Committee Charter and Nominating and Governance Committee Charter.

Certifications

        Our Chief Executive Officer and Chief Financial Officer have executed certifications dated March 11, 2004, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003. In addition, our Chief Executive Officer has certified to the New York Stock Exchange that he is unaware of any violation by CRIIMI MAE of the NYSE's corporate governance listing standards in effect as of February 26, 2004.

ITEM 2. PROPERTIES

        We lease our corporate offices at 11200 Rockville Pike, Rockville, Maryland. As of December 31, 2003, these offices occupy approximately 67,600 square feet. As of March 1, 2004, approximately 32,000 square feet of this office space was available to sublet to third parties and we are actively seeking sublet tenants.

ITEM 3. LEGAL PROCEEDINGS

        In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Although there can be no assurance, based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. See Note 18 of Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

        As of March 1, 2004, we had approximately 2,700 holders of record of our common stock. The following table sets forth the high and low closing sales prices for our common stock during the periods indicated.

	2003		2002
	Sales Price		Sales Price
Quarter Ended
	High	Low	High	Low
March 31	$10.86	$8.20	$4.19	$3.49
June 30	11.32	8.87	7.39	3.45
September 30	11.96	10.36	8.87	6.15
December 31	11.40	10.00	10.43	7.69

Dividends

        No cash dividends were paid to common shareholders during 2003 or 2002. See "Business—Certain Risk Factors" for a brief discussion of the elimination of our REIT distribution requirements for 2003 and 2002 due to our net operating losses for tax purposes. Under the operative documents evidencing the BREF Debt and Bear Stearns Debt, we are permitted to pay cash dividends to shareholders after the payment of required principal and interest on that debt.

        In April 2002, dividends to preferred shareholders for the fourth quarter of 2001 and the first quarter of 2002 were paid in the form of shares of common stock. During 2003, dividends were paid to preferred shareholders in cash. See Notes 12 and 13 to Notes to Consolidated Financial Statements.

        On March 21, 2002, we redeemed in cash all 173,000 outstanding shares of our Series E Cumulative Convertible Preferred Stock at the stated redemption price of $106 per share plus accrued and unpaid dividends through and including the date of redemption. The total redemption price was approximately $18.7 million ($396,000 of which represented accrued and unpaid dividends).

Sale of Unregistered Securities

        In connection with the January 2003 recapitalization, BREF acquired 1,212,617 shares of our newly issued common stock, or approximately 8% of our outstanding common stock after giving effect to the share acquisition, at $11.50 per share, or approximately $13.9 million. BREF also received seven-year warrants to purchase up to 336,835 additional shares of common stock at a purchase price of $11.50 per share. In connection with the sale, BREF represented that it was an "accredited investor" within the meaning of Rule 501 under the Securities Act and that it had no intent to distribute the purchased securities. We claimed an exemption from registration under the Securities Act under Rule 506 of Regulation D in connection with this sale.

Repurchases

        We did not repurchase any shares of our equity securities during the fourth quarter of 2003.

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

Accounting Under Accounting Principles Generally Accepted in the United States

        The following table contains selected consolidated financial information about us. The selected financial data should be read in conjunction with the consolidated financial statements, the notes thereto, and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" included elsewhere in this Annual Report on Form 10-K. There were no cash dividends declared on our common stock for any of the periods presented. See Note 2 to Notes to Consolidated Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a discussion of the accounting for servicing revenue, derivatives, goodwill and other intangibles, preferred stock issuance costs and a discussion of certain expenses related to Chapter 11 reorganization, all of which affect the comparability of the periods presented below.

	For the years ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$104,415	$124,460	$134,375	$195,252	$222,323
Interest and related expense	(70,800)	(93,743)	(98,861)	(139,366)	(151,337)

Net interest margin	33,615	30,717	35,514	55,885	70,986

General and administrative expenses	(11,986)	(10,618)	(10,951)	(11,301)	(12,049)
Servicing operations, net	(1,496)	(42)	(585)	—	—
Impairment on CMBS	(14,738)	(70,226)	(34,655)	(143,478)	—
Reorganization items	—	—	(1,813)	(68,572)	(178,900)
Net income (loss) before cumulative effect of accounting changes	2,895	(46,359)	(17,937)	(148,584)	(126,529)
Dividends paid or accrued on preferred shares, including redemption costs	(7,007)	(9,337)	(8,146)	(6,912)	(5,840)
Net loss to common shareholders	(4,111)	(65,462)	(24,223)	(155,495)	(132,369)
Net loss per diluted share after cumulative effect of accounting changes	$(0.27)	$(4.77)	$(2.18) (1)	$(25.02) (1)	$(24.51) (1)
Financial Data:
Cash flows provided by (used in):
Operating activities	$20,794	$56,872	$52,679	$(6,818)	$26,064
Investing activities	141,222	86,838	53,535	113,351	130,693
Financing activities	(169,568)	(131,758)	(195,484)	(53,474)	(125,073)

Consolidated Balance Sheet Data:
Mortgage Assets:
CMBS	$837,003	$861,980	$824,220	$852,534	$1,179,363
Insured mortgage securities	147,498	275,340	343,091	385,751	394,857
Other	3,900	5,248	8,462	4,312	470,205
Servicing assets	10,392	26,357	24,766	—	—
Total assets	1,069,212	1,241,085	1,315,004	1,557,840	2,293,661
Debt:
Total recourse debt	350,043	375,952	407,637	558,585	925,704
Total nonrecourse debt	415,550	546,039	616,715	645,170	1,056,646
Total liabilities	777,432	949,424	1,053,959	1,289,582	2,074,313
Shareholders' equity	291,780	291,661	261,045	268,258	219,349

(1)
Pro forma net loss per diluted share assuming the adoption of SFAS 142 and the change in accounting for servicing revenue as of January 1, 2001, 2000 and 1999 would have been $(2.11), $(24.51) and $(23.90), respectively.

Tax Basis Accounting

	For the year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Interest income	$176,976	$181,462	$187,079	$246,576	$278,450
Interest and related expense	(103,176)	(120,789)	(129,186)	(171,282)	(186,766)

Net interest margin	73,800	60,673	57,893	75,294	91,684
Other, net	(13,543)	(10,161)	(5,812)	(5,739)	(4,240)
Credit losses on CMBS	(24,658)	(14,480)	(4,370)	(1,287)	(621)
January 2000 Loss recognized	(119,543)	(119,542)	(119,542)	(119,542)	—
Mark-to-market loss on trading assets as of 04/17/01	—	—	(8,573)	—	—
Mark-to-market (loss) gain on trading assets	(94)	(60)	(135)	49,933	—
Dividends paid or accrued on preferred shares	(7,007)	(9,337)	(8,145)	(6,912)	(5,840)
Dividends not deductible due to net operating loss	7,007	9,337	8,145	6,912	—
Reorganization items	—	—	(10,159)	(35,604)	(12,950)
Loss on warehouse obligation	—	—	—	—	(36,328)
Loss on sale of trading assets	—	—	—	(12,607)	—

(Net operating loss)/taxable income	(84,038)	(83,570)	(90,698)	(49,552)	31,705
Accumulated net operating loss, January 1	(223,820)	(140,250)	(49,552)	—	—
Remaining January 2000 Loss	—	(119,543)	(239,085)	(358,627)	—

Accumulated and unused net operating loss and remaining January 2000 Loss	$(307,858)	$(343,363)	$(379,335)	$(408,179)	$—

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        Our existing business consists of:

  •
  investments in our core assets, which are subordinated CMBS backed by pools of commercial mortgage loans on multifamily, retail, hotel, and other commercial real estate;

  •
  investments in non-core assets, including direct and indirect investments in government-insured mortgage backed securities and a limited number of other assets; and

  •
  trading in CMBS, residential mortgage-backed securities, agency debt securities and other fixed income securities.

        We also perform mortgage servicing through our servicing subsidiary, CRIIMI MAE Services Limited Partnership (CMSLP). CMSLP performs special servicing on the commercial mortgage loans underlying our subordinated CMBS.

        Currently, our primary source of revenue and cash is our subordinated CMBS. We receive cash flows from our investments in subordinated CMBS in connection with payments made on the underlying commercial mortgage loans. The net interest margin related to our subordinated CMBS is impacted by, among other things, the credit performance of the mortgage loans underlying our subordinated CMBS and the interest expense on our recourse debt.

        During late 2003, we undertook a review of the current market for acquisition of subordinated CMBS in preparation for the expected resumption of such acquisition activities in 2004. Due to a variety of factors such as increased competition in the sector, less attractive investment yields and underwriting standards that are widely believed to be deteriorating due to the surplus of investment capital dedicated to the subordinated CMBS market, we now believe that it is more prudent for us to focus our 2004 investment activity in the "manufacturing" of subordinated CMBS investments rather than pursuing secondary-market acquisition opportunities as we have in the past. By "manufacturing" we mean directly originating, or purchasing at origination, commercial mortgage loan, and financing these loans via the periodic issuance of investment-grade rated CMBS. This strategy would continue our historical focus on higher-yielding tranches of CMBS, but would allow us to better control the risk inherent in such investments by involving the company in the transactions at inception (i.e. at the time the loans are originated).

        As a full-service commercial mortgage company, we expect to originate, service and securitize commercial mortgage loans—which we believe gives us a competitive advantage over other securitized lenders in terms of level of service provided to mortgage loan borrowers and flexibility in addressing borrower needs over the term of their loans. Our aim would be to use securitization as a financing tool to create attractive long-term investment yields as opposed to the current market paradigm in which securitization is primarily used to generate short-term arbitrage gains on sale. Our goal is to deliver an attractive return on shareholders' equity generated by earnings that are sustainable over the long-term. We remain prepared to augment those returns by selectively participating in the subordinated CMBS acquisition market if market conditions warrant.

        We currently face certain significant business risks, including those risks related to owning subordinated CMBS and refinancing risks related to our Bear Stearns Debt and BREF Debt, which mature in January 2006. We are currently exploring refinancing alternatives, including, among others, a collateralized debt obligation, to address our refinancing risk.

Liquidity and Cash Flow

        Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay recourse borrowings, fund investments and lending activities and for other general business purposes. Currently, our primary source of funds for liquidity consists of cash flows from our subordinated CMBS and, to a lesser extent, cash flows from our insured mortgage securities, equity investments and mezzanine loans.

        Our ability to make mortgage related investments, including direct loan originations, depends on, among other things, our ability to engage in such activities under the terms and conditions of the operative documents evidencing our obligations, our internally generated cash flows, available liquidity, and our ability to access additional capital. Factors which could affect our ability to access additional capital include the amount of our debt, among other things, the cost and availability of such capital, the availability of investment product at attractive rates of return, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, the effects of terrorism, general economic conditions, perceptions in the capital markets of our business, results of our operations, and our financial leverage, financial condition, and business prospects. There can be no assurance that we will be able to resume mortgage related investments or obtain additional capital, or that the terms of any such capital will be favorable to us.

  Summary of Significant Sources and Uses of Cash Related to Existing Business

        The following table is a summary of our significant sources and uses of cash during the years ended December 31, 2003 and 2002 (in millions):

	For the year ended
	2003	2002
Cash received from CMBS rated BB+ through unrated	$60.0	$70.6
Cash distribution from the AIM Limited Partnerships(1)	3.3	2.7
Net cash received from insured mortgage securities	2.3	3.4
Cash received from investment in mezzanine loans	2.7	1.0
Cash used to service recourse debt:
Principal payments (excluding retirement of recourse debt)	(6.1)	(36.2)
Interest payments	(22.2)	(31.7)
Cash used to pay interest rate swap	(0.5)	—
Cash used to pay current and previously deferred preferred dividends	(12.2)	(0.4)
Cash used to pay executive contract terminations and severance	(4.5)	—
Cash used to pay principal and interest on mortgage payable	(0.8)	(0.8)
Cash used to prepay Fannie Mae funding note	(2.0)	—
General and administrative expenses(2)	(12.0)	(10.6)
BREF maintenance fee(2)	(1.7)	—

(1)
Cash distributions from the AIM Limited Partnerships are primarily a return on investment.

(2)
The general and administrative expenses and BREF maintenance fee are the amounts as reflected in our Consolidated Statements of Income.

        The decrease in cash received from CMBS (rated BB+ through unrated) is primarily the result of increased interest shortfalls on our subordinated CMBS resulting from increased defaults, realized losses and appraisal reduction events during 2003 as compared to 2002. Cash flows from our subordinated CMBS will continue to be affected by additional defaults, realized losses, interest shortfalls, master servicer advance recoveries and appraisal reduction amounts on properties underlying our subordinated CMBS. Estimated cumulative losses on our subordinated CMBS, which have been included in our estimated yields, are expected to continue to increase significantly through 2005 and will likely result in further decreased cash received from our subordinated CMBS in future years. Also, we currently face uncertainty regarding the potential impact of the outcome of events involving our most significant borrowing relationship as discussed under the caption "Financial Condition—Summary of CMBS—Specially Serviced Mortgage Loans." Our future cash flows from our subordinated CMBS, and the related fair value determination of our subordinated CMBS, could be significantly adversely affected if certain loan modifications and servicer reimbursement arrangements are not resolved satisfactorily.

        The increase in cash received from the AIM Limited Partnerships (which are four publicly traded limited partnerships that hold insured mortgages and whose general partner is one of our subsidiaries) is primarily the result of continuing prepayments of the mortgages held by the AIM Limited Partnerships and the resulting distributions to partners, including one of our wholly-owned subsidiaries. In February 2004, three of the four AIM Limited Partnerships were liquidated; accordingly, we received liquidating distributions aggregating approximately $1.8 million in February 2004. We currently expect our cash flows from the AIM Limited Partnerships to remain at a similar level in 2004 as compared to 2003 due to the liquidations.

        For our insured mortgage securities, the net cash received after debt service, which is generally excess interest and prepayment penalties, decreased during 2003 due to the significant prepayment of the mortgage securities during 2003 and 2002. We expect the net cash flows from our insured mortgages to increase during 2004 compared to 2003, due to the prepayment of the Freddie Mac funding note in March 2004 and the expected prepayment of the CMO debt by the end of the second quarter of 2004, as discussed below in "Capital Resources—Non-Recourse Debt," assuming asset balances and LIBOR remain at current levels. The repayments of the debt will increase our net interest margin related to these assets since we will be replacing higher, fixed rate debt with LIBOR-based debt, which is currently lower.

        The increase in cash received from our mezzanine loans was primarily the result of the $1.7 million repayment of one of the loans. We currently expect the cash flow from our mezzanine loans to decrease in 2004 as compared to 2003.

        The principal payments on our recourse debt decreased by approximately $30.1 million during 2003 as compared to 2002 primarily due to the refinancing of the Exit Debt in January 2003. The Bear Stearns Debt required quarterly principal amortization payments of $1.25 million through January 2004, increasing to approximately $1.9 million per quarter thereafter. If we complete the anticipated refinancing of the Bear Stearns Debt during 2004, our principal payments could be significantly higher than the existing payments required under the Bear Stearns Debt. The BREF Debt does not require principal amortization payments. During 2002, substantially all of our net cash flows were required to be used to pay principal and interest payments on the Exit Debt.

        The interest payments on our recourse debt decreased by approximately $9.5 million during 2003 due to a lower average coupon rate and lower average balance of our recourse debt following the recapitalization in January 2003. We expect our interest payments to decrease further during 2004 under our current recourse debt facilities as compared to 2003 interest payments, assuming LIBOR remains constant. If we complete the anticipated refinancing during 2004, our interest payments could be significantly higher than the interest payments currently required under the Bear Stearns Debt.

        We made preferred dividend payments of approximately $12.2 million during the year ended December 31, 2003 following the Board's decision to pay all previously deferred preferred stock dividends and current dividends during 2003. We expect our total preferred dividend payments to decrease in 2004 as compared to 2003 since we will only be paying current dividends in 2004.

        As detailed in the table above, we made payments for general and administrative expenses, executive contract terminations and severance, the BREF maintenance fee and the interest rate swap during 2003 and 2002. See further discussion of these income statement items in our discussion of results of operations in 2003 compared to 2002.

  2003 compared to 2002

        Net cash provided by operating activities decreased by approximately $36.1 million to $20.8 million during 2003 as compared to $56.9 million during 2002. The decrease was primarily attributable to us no longer being required to restrict cash due to the retirement of our Exit Debt, a decrease in cash received from our subordinated CMBS as previously discussed, $2.4 million paid to certain executives for contract terminations, and $2.1 million of severance paid to our former Chairman and former President.

        Net cash provided by investing activities increased by approximately $54.4 million to $141.2 million during 2003 compared to $86.8 million during 2002. The increase was primarily attributable to:

  •
  a $50.3 million increase in proceeds from insured mortgage security prepayments during 2003;

  •
  $1.7 million of proceeds from the prepayment of a mezzanine loan during 2003;

  •
  $10.1 million of purchases of investment-grade CMBS by CMSLP during 2002; partially offset by

  •
  $8.8 million of proceeds from the sale of servicing rights during 2002; and

  •
  a $2.3 million reduction in proceeds from the sale of investment-grade CMBS by CMSLP during 2003.

        Net cash used in financing activities increased by approximately $37.8 million to $169.6 million during 2003 compared to $131.8 million during 2002. The increase is primarily attributable to the payment of approximately $12.2 million in preferred stock dividends during 2003 and a $61.0 million increase in principal payments on the securitized mortgage obligations due to higher insured mortgage security prepayments as discussed previously. In connection with the January 2003 recapitalization, we repaid approximately $373.6 million of Exit Debt through the incurrence of an aggregate $330.0 million of Bear Stearns and BREF Debt, the net proceeds of $13.5 million from the issuance of common stock to BREF Fund, and $30.1 million of our available cash and liquid assets. During 2003, we also paid approximately $6.4 million of debt issuance costs, primarily in connection with the January 2003 recapitalization. During 2002, we paid $18.7 million (approximately $396,000 of which represented accrued and unpaid dividends) to redeem the Series E Preferred Stock. We redeemed all 173,000 outstanding shares of the Series E Preferred Stock at the stated redemption price of $106 per share plus accrued and unpaid dividends through and including the date of redemption. The approximate $2.2 million difference between the aggregate liquidation value, including preferred stock issuance costs, and the redemption price is reflected as a dividend on preferred stock in 2002.

  2002 compared to 2001

        Net cash provided by operating activities increased by approximately $4.2 million during 2002 as compared to 2001. The increase was primarily attributable to net sales of other MBS during 2002 compared to net purchases during 2001. The 2002 results also reflect a decrease in restricted cash and accounts payable and accrued expenses following the settlement of the First Union litigation in March 2002. The 2001 decrease in receivables and other assets reflects the January 2001 receipt of funds withheld related to our interest in CMO-IV. The 2001 results also reflect a decrease in restricted cash and accounts payable and accrued expenses caused by cash outflows on the April 17, 2001 Chapter 11 effective date, including approximately $44.7 million to pay off accrued interest on debt incurred prior to the Chapter 11 filing, $3.9 million to pay an emergence financing origination fee related to a portion of the Exit Debt and $7.4 million to pay accrued payables related to the Chapter 11 filing.

        Net cash provided by investing activities increased by approximately $33.3 million to $86.8 million during 2002 compared to $53.5 million during 2001. The increase was primarily attributable to:

  •
  a $37.8 million increase in proceeds from mortgage security prepayments during 2002;

  •
  $8.8 million of proceeds from the sale by CMSLP of its servicing rights (excludes reimbursement of advances, which are included in operating cash flows) during 2002; partially offset by

  •
  net cash of $4.4 million that CMSLP invested in investment-grade CMBS during 2002; and

  •
  $6.8 million of cash reflected in 2001 as a result of the consolidation of CMSLP beginning in July 2001.

        Net cash used in financing activities decreased by approximately $63.7 million to $131.8 million during 2002 compared to $195.5 million during 2001. The decrease is primarily attributable to:

  •
  a $119.8 million decrease in principal payments on our recourse and other non-match funded debt, including the Exit Debt, during 2002; partially offset by

  •
  $18.7 million paid to redeem the Series E Preferred Stock; and

  •
  a $37.3 million increase in principal payments on the securitized mortgage debt obligations due primarily to higher mortgage security dispositions in 2002.

        The 2001 principal payments on recourse debt include approximately $127.2 million paid on the April 17, 2001 Chapter 11 effective date, which was used to pay off a portion of the aggregate principal relating to debt incurred prior to the Chapter 11 filing.

Capital Resources

        As of December 31, 2003, our total consolidated indebtedness was $765.6 million (of which $350.0 million was recourse debt), and our shareholders' equity was approximately $291.8 million. The following discussion summarizes our existing recourse debt, hedging instruments and non-recourse debt as of December 31, 2003.

  Recourse Debt

        Certain information regarding our existing recourse debt is as follows (in thousands):

	12/31/03 Face Amount	Current Interest Rate	Annual Principal Payments	Maturity Date
Bear Stearns Debt	$296,250	LIBOR + 300 bps	$7,500	January 2006
BREF Debt	31,267	15%	—	January 2006
Bear Stearns repurchase agreement	22,526	Varies	Varies	August 2005

Total recourse debt	$350,043

        The Bear Stearns Debt is collateralized by first direct and/or indirect liens on all of our subordinated CMBS, and is subject to a number of terms, conditions and restrictions including margin requirements. The BREF Debt is collateralized by an indirect second lien on all of our subordinated CMBS and is not prepayable.

        The Bear Stearns repurchase agreement is collateralized by approximately $25 million of insured mortgage securities as of December 31, 2003. The interest rate under the Bear Stearns repurchase agreement, which is currently based on one-month LIBOR plus 10 basis points, varies by the type of collateral. The Bear Stearns repurchase agreement is also subject to liquidity requirements and, in certain instances, margin requirements. We expect further borrowings under the Bear Stearns repurchase agreement during 2004, including borrowings in connection with the anticipated repayment of the Freddie Mac funding note and the CMO debt, as discussed below. For a discussion of the related risk factors, see "Business—Certain Risk Factors" under the caption "We are subject to a number of borrowing risks, including refinancing risk and margin calls".

        See Note 6 of the Notes to Consolidated Financial Statements for a more detailed description of these borrowing facilities, and see below for a discussion regarding the anticipated refinancing of the Bear Stearns Debt.

  Hedging Instruments

        The following is a summary of our derivative financial instruments as of December 31, 2003 (in thousands):

	Notional Amount	Estimated Fair Value	Weighted Average Interest Rate	Maturity Date
Pay fixed interest rate swaps	$100,000	$3,422	4.15%	October 15, 2013
Interest rate cap	50,000	16	2.25%	November 4, 2004

Total	$150,000	$3,438

        We have entered into an interest rate swap agreement to hedge the variability of the future interest payments on the anticipated CDO attributable to changes in interest rates. Our obligations to Bear Stearns under the interest rate swap documents are collateralized by certain assets as described in Note 6. Through December 31, 2003, these swaps were treated as cash flow hedges for GAAP. We have entered into three interest rate swap transactions under this agreement in which we agreed to pay Bear Stearns a weighted average fixed rate of 4.15% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount of $100 million. These swaps provide for monthly interest payments which commenced November 15, 2003. We intend to terminate the swaps simultaneously with the issuance of the CDO or other refinancing transaction.

        We also maintain an interest rate cap indexed to one-month LIBOR to partially limit the adverse effects of potential rising interest rates on our variable rate secured debt. The interest rate cap provides protection to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case we would receive payments based on the difference between the index and the cap.

        See "Business—Certain Risk Factors" for a discussion of the related risk factors, under the caption "Our hedging transactions provide limited protection".

  Non-Recourse Debt

        Our non-recourse debt of $415.5 million as of December 31, 2003 is collateralized, in general, by either our investment grade CMBS or certain of our insured mortgage securities that are pledged to secure the non-recourse debt. Principal payments on these obligations are required to the extent of principal payments made on the underlying investment grade CMBS or insured mortgage securities. See Note 6 of Notes to Consolidated Financial Statements for a more detailed discussion of our non-recourse debt.

        In January 2004, the face amount of our Freddie Mac funding note was reduced to approximately $25.4 million due to principal prepayments on the underlying mortgage securities. Since the face value of the debt is less than 20% of the original face value after the January 2004 payment, we have the option of prepaying this debt. We prepaid this debt in March 2004 by using $1.1 million of our cash and borrowing $20.9 million under the Bear Stearns repurchase agreement. We expect to recognize a loss on extinguishment of debt of approximately $707,000 during the three months ended March 31, 2004 due to the write-off of unamortized discount and deferred fees.

        In February 2004, the face amount of the CMO debt was reduced to approximately $45.9 million due to principal prepayments on the underlying mortgage securities. Since the face value of the debt is less than 25% of the original face value after the February payment, we have the option of prepaying this debt. We expect to prepay this debt in the second quarter of 2004 by borrowing under the Bear Stearns repurchase agreement, subject to Bear's approval, and/or selling certain of the mortgage loans that collateralize the CMO debt. We will recognize a loss on extinguishment of debt upon the repayment of this debt due to the write-off of unamortized discount and deferred fees.

  Anticipated Refinancing of Bear Stearns Debt

        We continue to explore a refinancing of the Bear Stearns Debt during 2004. For a discussion of the related risk factors, see "Business—Certain Risk Factors" under the caption "We are subject to a number of borrowing risks, including refinancing risk and margin calls".

  Summary of Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2003. For debt obligations, the table presents the contractual principal payments.

Payments due by period
(in thousands)

	Total	2004	2005-2006	2007-2008	Thereafter
Long-Term Debt:
Recourse to CRIIMI MAE	$350,043	$7,905	$342,138	$—	$—
Non-Recourse to CRIIMI MAE(a)	458,148	7,319	64,481	13,928	372,420
Operating Lease Obligations	7,476	1,881	3,690	1,905	—
Purchase Obligations	488	367	95	26	—
Severance Obligations	749	747	2	—	—

Totals	$816,904	$18,219	$410,406	$15,859	$372,420

(a)
Most of these obligations relate to our securitized mortgage obligations. Payments of principal on the securitized mortgage obligations are required to the extent mortgage principal is received on the related collateral. The projected principal payments on the securitized mortgage obligations are based on the stated terms of the underlying mortgages.

        We have entered into employment agreements with three of our senior executive officers. Significant contract provisions include minimum annual base salaries, guaranteed minimum bonus payments and stock awards. These contracts are primarily "at will" employment agreements, under which we or the executive may terminate employment for any reason or no reason. If we terminate any of these executives without cause, then we are obligated to pay the executive as specified in their individual contracts. As of December 31, 2003, minimum aggregate severance payments payable by us was approximately $200,000.

Results of Operations

2003 compared to 2002

        Financial statement net loss to common shareholders for the years ended December 31, 2003 and 2002 was approximately $(4.1) million and $(65.5) million, respectively. The significant reduction in net loss in 2003 as compared to 2002 was primarily the result of $14.7 million of impairment charges related to certain subordinated CMBS that were recognized during 2003 compared to impairment charges of $70.2 million that were recognized during 2002.

        2003 results include:

  •
  approximately $14.7 million of impairment charges related to certain subordinated CMBS;

  •
  approximately $6.7 million of net gain on extinguishment of debt;

  •
  approximately $3.2 million of recapitalization expenses;

  •
  approximately $2.9 million in executive contract termination expenses;

  •
  approximately $3.3 million of additional amortization expense on collateralized mortgage obligations;

  •
  approximately $1.9 million in hedge ineffectiveness expense; and

  •
  approximately $3.1 million of additional interest expense during the 45 day redemption notice period for the Series A and Series B Senior Secured Notes.

        2002 results include:

  •
  approximately $70.2 million of impairment charges related to certain subordinated CMBS;

  •
  an approximate $9.8 million non-cash charge to write-off goodwill upon the adoption of Statement of Financial Accounting Standards (or SFAS) No. 142;

  •
  approximately $4.9 million from the gain on the sale by CMSLP of master and direct servicing rights;

  •
  approximately $2.8 million of additional amortization expense on collateralized mortgage obligations;

  •
  approximately $1.0 million of recapitalization expenses; and

  •
  approximately $2.2 million reflected as an additional dividend on preferred stock in connection with the redemption of the Series E Preferred Stock (representing the difference between the aggregate liquidation value, including the initial preferred stock issuance costs, and the redemption price).

  Net Interest Margin

        Net interest margin increased by approximately $2.9 million to $33.6 million during 2003 compared to $30.7 million during 2002, primarily due to reduced borrowing costs related to the January 2003 recapitalization, partially offset by additional interest expense related to discount amortization of our collateralized mortgage obligations, as discussed below.

  Interest Income—CMBS

        Interest income from investment grade CMBS did not change significantly during 2003 as compared to 2002. Interest income from subordinated CMBS decreased by approximately $12.0 million, or 16%, to $62.6 million during 2003 as compared to $74.6 million during 2002, primarily due to changes in our loss estimates related to CMBS during 2002 and 2003 and the resulting reduction in interest income on CMBS. GAAP require that yields on CMBS be recalculated and revised as estimated future cash flows change. The revised yield on CMBS is based on the current amortized cost (adjusted for impairment) and the revised future cash flows, including the assumed timing and amount of future defaults and credit losses. The revised weighted average yield as of January 1, 2004, 2003, and 2002 was 11.9%, 11.6% and 12.4%, respectively.

        The effective interest method of recognizing interest income on CMBS results in income recognition that differs from cash received. For the year ended December 31, 2003, we recognized approximately $11.0 million of discount amortization, partially offset by approximately $3.3 million of cash received in excess of income recognized on subordinated CMBS due to the effective interest method. For the year ended December 31, 2002, we recognized approximately $11.4 million of discount amortization, partially offset by approximately $2.9 million of cash received in excess of income recognized on subordinated CMBS due to the effective interest method. The net effect of the discount amortization and the cash received in excess of income is an adjustment to the basis of our subordinated CMBS.

  Interest Income—Insured Mortgage Securities

        Interest income from insured mortgage securities decreased by approximately $8.3 million, or 35%, to $15.5 million during 2003 from $23.8 million during 2002. This decrease was principally due to the prepayment or sale of approximately 45% of the total insured mortgage portfolio from December 31, 2002 through December 31, 2003. The prepayment activity corresponds with the low mortgage interest rate environment during this period. These prepayments result in corresponding reductions in the outstanding principal balances of the collateralized mortgage obligations-insured mortgage securities and the related interest expense.

  Interest Expense

        Interest expense of approximately $70.8 million for 2003 was 24% lower than the interest expense of approximately $93.7 million for 2002. The decrease is attributable to a lower average debt balance during 2003 ($849 million) compared to 2002 ($975 million), and a lower average effective interest rate on total debt outstanding during 2003 (8.2%) compared to 2002 (9.5%). These decreases were partially offset by additional amortization on the collateralized mortgage obligations as discussed below.

        The overall weighted average effective interest rate on the Bear Stearns Debt and BREF Debt was 5.8% for the year ended December 31, 2003, and the weighted average coupon (pay) rate on the Bear Stearns Debt and BREF Debt was 4.5%, reflecting the significant reduction in borrowing costs related to the January 2003 recapitalization. The difference in the weighted average effective interest rate and the weighted average pay rate primarily relates to our deferral of two-thirds of the interest on the BREF Debt during the first 5 months of the BREF Debt. The weighted average effective interest rate on the Exit Debt was 10.4% for the year ended December 31, 2002. The weighted average pay rate on the Exit Debt was 8.0% during the same period.

        On January 23, 2003, we deposited amounts with the indenture trustee to pay all principal and interest on our outstanding Series A and Series B Senior Secured Notes on the March 10, 2003 redemption date. This redemption required deposit of the redemption amount 45 days prior to the actual redemption of the notes. The 45 day notice period resulted in approximately $3.1 million of additional interest expense during the period January 23, 2003 through March 10, 2003 since the Bear Stearns Debt, BREF Debt, and the Series A and B secured notes were outstanding at the same time.

        Interest expense on the collateralized mortgage obligations-insured mortgage securities decreased following significant prepayments of mortgages underlying the insured mortgage securities, as discussed previously. This decrease in interest expense was partially offset by approximately $3.3 million of additional discount and deferred fees amortization expenses during 2003, which are reflected as interest expense, compared to approximately $2.8 million of additional amortization expenses during 2002. The increase in amortization is the result of the mortgages prepaying faster than anticipated and increases in our assumed prepayment speed which, under the effective interest method of recognizing interest expense, required an adjustment to cumulative amortization recorded through interest expense.

        During the years ended December 31, 2003 and 2002, we recognized hedge expense of approximately $1.0 million and $1.1 million, respectively, on our interest rate caps. Our interest rate cap, which matured on November 3, 2003 (which we purchased in April 2002), set one-month LIBOR at a rate of 3.25%. On October 31, 2003, we purchased an interest rate cap with a notional amount of $50 million, maturity on November 4, 2004, and capping one-month LIBOR at 2.25%. As of December 31, 2003, the one-month LIBOR rate was 1.12%.

  General and Administrative Expenses

        General and administrative expenses increased by approximately $1.4 million to $12.0 million during 2003 as compared to $10.6 million during 2002 primarily due to an increase in professional fees incurred in connection with the interest rate swap and related netting agreement and corporate governance compliance due to the Sarbanes-Oxley Act of 2002, and an increase in salary expenses. We expect a reduction in general and administrative expenses during 2004, excluding any additional general and administrative expenses that may result from our new business initiatives, primarily due to anticipated decreases in corporate legal fees and the realignment of executive cash compensation. We are currently estimating general and administrative expenses to be $10 million during 2004, excluding any additional general and administrative expenses that may result from our new business initiatives.

  Mortgage Servicing

        The following is a summary of the consolidated results of operations of CMSLP (in thousands):

	Year ended December 31,
Description
	2003	2002
Servicing revenue	$9,483	$10,986
Servicing general and administrative expenses	(9,168)	(8,854)
Servicing amortization, depreciation and impairment	(1,811)	(2,173)
Servicing restructuring expenses	(149)	(189)
Servicing gain on sale of servicing rights	—	4,864
Servicing (loss) gain on sale of investment-grade CMBS	(5)	241

GAAP net (loss) income from CMSLP	$(1,650)	$4,875

        The net loss from CMSLP of $(1.7) million for the year 2003 compares to the net income from CMSLP of $4.9 million for 2002. CMSLP's 2002 results include a $4.9 million gain from the sale of servicing rights. CMSLP's total revenue decreased by approximately $1.5 million, or 14%, to approximately $9.5 million during 2003. This decrease is primarily the result of reduced mortgage, servicing income, other servicing revenue and interest income earned on cash and investments. General and administrative expenses were $9.2 million and $8.9 million during 2003 and 2002, respectively. The increase in general and administrative expenses was primarily attributable to increased expenses related to additional resources dedicated to special servicing resolutions and severance payments made in connection with managerial changes.

        During 2003, amortization, depreciation and impairment was approximately $1.8 million as compared to $2.2 million during 2002. This $362,000 decrease was primarily the result of accelerated prepayments on the AIM Limited Partnerships' insured mortgages and a lower balance of depreciable assets in 2003 as compared to 2002, which reduced amortization expense. During 2003 and 2002, the AIM Limited Partnerships experienced a significant amount of prepayments of their insured mortgages which reduced CMSLP's cash flows from its sub-advisory contracts with the AIM Limited Partnerships. As a result, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluated CMSLP's investment in the sub-advisory contracts for impairment. We reduced the value of CMSLP's investment in the sub-advisory contracts with the AIM Limited Partnerships and recorded an impairment charge of approximately $499,000 and $340,000 during 2003 and 2002, respectively.

        In April 2003, we restructured CMSLP's property servicing group resulting in the termination of 10 employees. In conjunction with this restructuring, we have outsourced substantially all of our contractual property servicing duties related to the labor-intensive tasks of financial statement collection and analysis and property inspection performance. The outsourcing was completed in February 2004. This outsourcing does not relieve us of any of our contractual obligations or reduce any of our rights as property servicer, since CMSLP remains the property servicer of record, but it does relieve us of the administrative task of collecting financial operating data. This will allow the remaining resources in surveillance to focus more on collateral analysis. For the outsourced loans, CMSLP coordinates the delivery of monthly reports and inspections with the third-party servicers. For the portfolios for which the third-party servicer is not also the master servicer, CMSLP reviews and approves the reports from these servicers prior to submission by CMSLP to the trustees.

        In February 2002, CMSLP sold all of its rights and obligations under its CMBS master and direct servicing contracts primarily because the contracts were not profitable, given the relatively small volume of master and direct CMBS servicing that CMSLP was performing. This sale resulted in a gain of approximately $4.9 million during the year ended December 31, 2002. In connection with this restructuring, 34 employee positions were eliminated. During 2002, net restructuring expenses of approximately $189,000 were recorded primarily to account for vacant office space that was taking longer to sublease than originally anticipated.

  Income Tax Benefit (Expense)

        During 2003, we recorded an income tax benefit of approximately $603,000. During 2002, we recorded income tax expense of approximately $460,000. During 2002, approximately $1.0 million of income tax expense was recognized as a result of the gain on the sale by CMSLP of its CMBS master and direct servicing rights. This tax expense of $1.0 million was partially offset by tax refunds that were not previously accrued of approximately $552,000 that were recognized during 2002. The income tax benefit (expense) was recognized by our TRSs that own the partnership interests in CMSLP. These TRSs are separately taxable entities that cannot use our net operating loss carryforward to reduce their taxable income. The income tax benefit (expense) that was recognized by our TRSs was the result of CMSLP's financial results.

  Equity in Earnings (Losses) from Investments

        Total equity in earnings (losses) from investments of approximately $142,000 and $(42,000) for the years ended December 31, 2003 and 2002, respectively, includes our net equity from the AIM Limited Partnerships and the net equity from our 20% limited partnership interest in the advisor to the AIM Limited Partnerships during these periods. The 2003 and 2002 results also include impairment charges on our equity investment in the advisor to the AIM Limited Partnerships. These impairment charges of $233,000 and $460,000 relate to significant prepayments of the insured mortgages in the AIM Limited Partnerships' portfolios during the years ended December 31, 2003 and 2002, respectively. On a comparative basis, the net equity from the AIM Limited Partnerships decreased primarily due to a reduction in the AIM Limited Partnerships' mortgage assets. Three of the AIM Limited Partnerships (AIM 84, AIM 86 and AIM 88) were liquidated in February 2004, resulting in an aggregate liquidating distribution to us of approximately $1.8 million.

  Other Income

        Other income decreased by approximately $1.3 million to $1.3 million during 2003 from $2.6 million during 2002. This decrease was primarily attributable to lower interest income earned on reduced cash balances during 2003 as compared to 2002.

        We own a shopping center in Orlando, Florida, which we account for as real estate owned. The following is a summary of the financial results of the shopping center (in thousands):

	Years ended December 31,
	2003	2002
Interest expense	$(871)	$(858)
Depreciation expense	(155)	(149)
Other, net	182	234

Net loss	$(844)	$(773)

        The other, net amount is included in other income. Interest expense and depreciation expense are included in their respective captions in our Consolidated Statements of Income. We have been working to reposition and stabilize this asset to increase its value, although we are also considering other alternatives.

  Impairment on Subordinated CMBS

        Impairment on subordinated CMBS decreased to $14.7 million during 2003 compared to $70.2 million during 2002. As of December 31, 2003, the projected loss severities of certain of the underlying mortgage loans have increased which has resulted in an increase in our overall expected loss estimate related to our subordinated CMBS to $581 million. This revision to the overall expected loss estimate is primarily the result of increased projected losses due to lower internal estimates of values on properties underlying certain mortgage loans and real estate owned by underlying trusts, and, in some cases, changes in the timing of resolution and disposition of certain specially serviced assets, which when combined, has resulted in higher projected loss severities on certain loans and real estate owned by underlying trusts currently or anticipated to be in special servicing. The primary reasons for lower estimates of value include the poor performance of certain properties and related markets and changes to workout negotiations due, in large part, to the softness in the economy and the lag typically associated with real estate fundamentals, the continued slowdown in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets. There can be no assurance that our revised overall expected loss estimate of $581 million will not be exceeded as a result of additional or adverse events or circumstances.

        As we determined that there had been an adverse change in expected future cash flows, we believed some of our subordinated CMBS had been impaired under EITF 99-20 and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of June 30, 2003, September 30, 2003 and December 31, 2003. As the fair values of the impaired subordinated CMBS aggregated approximately $8.9 million, $4.7 million and $1.1 million below the amortized cost basis as of June 30, 2003, September 30, 2003 and December 31, 2003, respectively, we recorded other than temporary impairment charges (aggregating $14.7 million) through the income statement of these same amounts during the second, third and fourth quarters of 2003. The impairment charges reduced our basis in those impaired bonds (see also "Interest Income—CMBS").

        During 2002, we also revised our overall expected loss estimate related to our subordinated CMBS. The revisions to the overall expected loss estimate during 2002 were primarily the result of the same factors as those described above. As we determined that there had been an adverse change in expected future cash flows, we believed some of our CMBS had been impaired during 2002 and recorded other than temporary impairment charges aggregating $70.2 million through the income statement during 2002.

        For further discussion of our loss estimate see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Summary of CMBS".

  BREF Maintenance Fee

        Pursuant to the Investment Agreement with Brascan Real Estate Financial Investments LLC, which we refer to as BREF Investments, we are obligated to pay BREF Investments a quarterly maintenance fee of $434,000 through January 2006. The expense of approximately $1.7 million during 2003 represents the maintenance fee for the period January 14 through December 31, 2003.

  Hedge Ineffectiveness Expense

        As previously stated, during 2003, we entered into a total of three interest rate swaps to hedge the variability of the future interest payments on the anticipated CDO attributable to future changes in interest rates. Through December 31, 2003, these swaps are treated as cash flow hedges for GAAP. Under these swaps, we agreed to pay Bear Stearns a weighted average fixed interest rate of 4.15% per annum in exchange for floating rate payments based on one-month LIBOR on the total notional amount of $100 million. These swaps were effective on October 15, 2003, terminate on October 15, 2013 and provide for monthly interest payments commencing November 15, 2003. On November 15, 2003, we began making monthly payments to Bear Stearns equal to the difference between the weighted average swap rate of 4.15% per annum and the then current one-month LIBOR rate, on the notional amount of $100 million. We made actual payments of approximately $501,000 during 2003. The interest rate swaps were designated to hedge future interest payments on the anticipated CDO. As the expected date of the CDO has changed, we recognized approximately $1.9 million of hedge ineffectiveness during the year ended December 31, 2003, in accordance with SFAS No. 133. The $1.9 million expense represents the present value of the expected payments during the period of delay. We have an asset of approximately $3.4 million in Other Assets as of December 31, 2003, representing the aggregate fair value of the interest rate swaps. During the first quarter of 2004, we have started exploring other refinancing alternatives, including the CDO. As a result, we will begin reflecting changes in the fair value of the swaps through earnings as hedge ineffectiveness in 2004.

  Executive Contract Termination Costs

        In August 2003, the employment contracts for former executive officers David Iannarone and Brian Hanson, and Cynthia Azzara expired and were not renewed. These contracts were put into place in 2001 to ensure management continuity following our emergence from Chapter 11 proceedings and through our January 2003 recapitalization. In connection with the contract terminations, we recognized approximately $1.0 million of executive contract termination expenses for each of Mr. Iannarone and Ms. Azzara and approximately $825,000 of executive contract termination expense related to severance and related benefit payments for Mr. Hanson. Mr. Iannarone and Ms. Azzara were each paid their contract termination payments during the year ended December 31, 2003. Approximately $399,000 of Mr. Hanson's payments was made during the year ended December 31, 2003, and approximately $414,000 was paid in January 2004 in accordance with the terms of his terminated employment agreement.

        Ms. Azzara has continued with us as an "at will" employee and was promoted to Executive Vice President, Chief Financial Officer and Treasurer. Mr. Hanson was subsequently rehired as an "at will" employee, as Vice President, Portfolio Management, effective January 1, 2004. Mr. Iannarone resigned his position as Executive Vice President, Legal and Deal Management effective October 24, 2003.

  Recapitalization Expenses

        In connection with the January 2003 recapitalization, we amended the employment contracts of our former Chairman, William B. Dockser, and former President, H. William Willoughby, to provide for their termination on January 23, 2003. During the first quarter 2003, we recognized approximately

$2.6 million of expenses related to severance and related benefit payments and accelerated vesting of certain outstanding stock options held by Messrs. Dockser and Willoughby.

        We consolidated our office space in connection with our January 2003 recapitalization and, as a result, we recorded approximately $580,000 of expense for vacant office space during 2003. The accrual for the vacant space represents the fair value of lease payments through 2007, a tenant improvement allowance and a broker commission, all net of estimated sublease revenue in accordance with SFAS No. 146.

        During 2002, we recognized approximately $1.0 million of recapitalization expenses related to the services performed by our investment banking firm during the initial stages of our exploration of strategic alternatives.

  Net Gain on Extinguishment of Debt

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

        In December 2003, we repaid our Fannie Mae funding note, which had a unpaid principal balance of approximately $24.5 million by using approximately $22.5 million available under our $200 million repurchase facility with Bear Stearns and approximately $2.0 million of our cash. In connection with the funding note repayment, we recognized a $665,000 loss on extinguishment of debt for the write-off of unamortized bond discount and deferred financing fees.

  Cumulative Effect of Adoption of SFAS 142

        In 2001, the Financial Accounting Standards Board issued SFAS No. 142. SFAS No. 142, among other things, prohibits the amortization of existing goodwill and certain types of other intangible assets and establishes a new method of testing goodwill for impairment. Under SFAS No. 142, the method for testing goodwill for impairment occurs at the reporting segment level (as defined in SFAS No. 142) and is performed using a fair value based approach. SFAS No. 142 was effective for us on January 1, 2002. Effective upon adoption on January 1, 2002, we wrote off our goodwill and recorded a resulting impairment charge of approximately $9.8 million for this change in accounting principle. The goodwill relates to the Portfolio Investment reporting segment (as defined in Note 20 of the Notes to Consolidated Financial Statements). The fair value of the reporting segment was determined using a market capitalization approach, and the impairment was primarily a result of the significant decrease in the price of our common stock price since the merger of certain mortgage businesses affiliated with CRI, Inc. into CRIIMI MAE in 1995. This change in accounting principle reduced our annual amortization expense by approximately $2.8 million through June 2005. The pro forma net income and pro forma earnings per share disclosures in Note 2 of the Notes to Consolidated Financial Statements present our net income and earnings per share as if this accounting principle had been applied to those periods presented.

REIT Status and Other Tax Matters

        See "BUSINESS—Certain Risk Factors", under the caption "We are subject to a number of tax related risks including loss of REIT status", for a discussion of REIT status, net operating loss and other tax matters.

        Net Operating Loss for Tax Purposes.    We generated a net operating loss for tax purposes of approximately $84.0 million during the year ended December 31, 2003 compared to a net operating loss of approximately $83.6 million during the year ended December 31, 2002. As a result of our trader election in early 2000, we recognized a mark-to-market tax loss of approximately $478 million on certain trading assets on January 1, 2000. The January 2000 loss was recognized evenly from 2000 through 2003 for tax purposes (approximately $120 million per year).

        A summary of our 2003 and 2002 net operating loss is as follows (in millions):

	2003	2002
	($ in millions)
January 2000 Loss	$(478.2)	$(478.2)
LESS: Amounts recognized in 2000 and 2001	239.1	239.1
LESS: Amounts recognized in 2002	119.5	119.5
LESS: Amounts recognized in 2003	119.6	—

Balance Remaining of January 2000 Loss to be recognized in future periods	$—	$(119.6)

Taxable Income for the year before recognition of January 2000 Loss	$35.7	$36.0
LESS: January 2000 Loss recognized	(119.6)	(119.5)
PLUS: Mark-to-market unrealized loss on trading securities	(0.1)	(0.1)

Net operating loss	$(84.0)	$(83.6)

Accumulated net operating loss through January 1	$(223.8)	$(140.2)
Net operating loss created during the year	(84.0)	(83.6)
Net operating loss utilization	—	—

Net operating loss carried forward for use in future periods	$(307.8)	$(223.8)

Results of Operations

2002 compared to 2001

        Financial statement net loss to common shareholders for the years ended December 31, 2002 and 2001 was $(65.5) million and $(24.2) million, respectively. The significant change in the 2002 results from 2001 was primarily the result of $70.2 million of impairment charges related to certain subordinated CMBS that were recognized during 2002 compared to impairment charges of $34.7 million that were recognized during 2001.

        2002 results include:

  •
  approximately $70.2 million of impairment charges related to certain subordinated CMBS;

  •
  an approximate $9.8 million non-cash charge to write-off goodwill;

  •
  approximately $4.9 million from the gain on the sale by CMSLP of master and direct servicing rights;

  •
  approximately $2.2 million reflected as an additional dividend on preferred stock in connection with the redemption of the Series E Preferred Stock (representing the difference between the aggregate liquidation value, including the initial preferred stock issuance costs, and the redemption price); and

  •
  approximately $2.8 million of additional amortization expense on collateralized mortgage obligations.

        2001 results include:

  •
  approximately $34.7 million of impairment charges related to certain subordinated CMBS;

  •
  approximately $1.9 million of net revenue due to the effect of changes in accounting principles, primarily a change in accounting for servicing revenue;

  •
  an aggregate of approximately $5.7 million of expenses relating to the Chapter 11 reorganization;

  •
  approximately $2.8 million of amortization that was recorded during the year ended December 31, 2001 on the goodwill written-off on January 1, 2002; and

  •
  approximately $356,000 of additional amortization expense on collateralized mortgage obligations.

  Net Interest Margin

        Net interest margin decreased by approximately $4.8 million to $30.7 million during 2002 compared to $35.5 million during 2001, primarily due to a reduction in income from subordinated CMBS following decreases in the amortized cost of the subordinated CMBS, and an increase in additional interest expense related to discount amortization of our collateralized mortgage obligations. These items are discussed in further detail below.

  Interest Income—CMBS

        Interest income from investment grade CMBS did not change significantly during 2002 as compared to 2001. Interest income from subordinated CMBS decreased by approximately $5.2 million, or 7%, to $74.6 million during 2002 as compared to $79.8 million during 2001 primarily due to changes in our loss estimates related to CMBS during 2002 and 2001 and the resulting reduction in interest income on CMBS. The revised weighted average yield as of January 1, 2002 and 2001 was 12.4%.

        The effective interest method of recognizing interest income on CMBS results in income recognition that differs from cash received. For the year ended December 31, 2002 we recognized approximately $11.4 million of discount amortization, partially offset by approximately $2.9 million of cash received in excess of income recognized on subordinated CMBS due to the effective interest method. For the year ended December 31, 2001, we recognized approximately $10.5 million of discount amortization, partially offset by approximately $3.5 million of cash received in excess of income recognized on subordinated CMBS due to the effective interest method. The net effect of the discount amortization and the cash received in excess of income is an adjustment to the basis of our subordinated CMBS.

  Interest Income—Insured Mortgage Securities

        Interest income from insured mortgage securities decreased by approximately $5.0 million, or 17%, to $23.8 million during 2002 from $28.9 million during 2001. This decrease was principally due to the prepayment of approximately 21% of the total insured mortgage portfolio from December 31, 2001 through December 31, 2002. This prepayment activity corresponded with the low mortgage interest rate environment during this period. These prepayments resulted in corresponding reductions in the outstanding principal balances of the collateralized mortgage obligations-insured mortgage securities and the related interest expense.

  Interest Expense

        Interest expense of approximately $93.7 million for 2002 was approximately $5.1 million lower than the interest expense of approximately $98.9 million for 2001. The decrease is attributable to a lower average debt balance during 2002 ($975 million) compared to 2001 ($1.1 billion), partially offset by a higher average effective interest rate on total debt outstanding during 2002 (9.5%) compared to 2001 (8.9%). Interest expense on the collateralized mortgage obligations-insured mortgage securities decreased following significant prepayments of mortgages underlying the insured mortgage securities, which was partially offset by approximately $2.8 million of additional discount and deferred cost amortization expenses during 2002. These additional amortization expenses are the result of the mortgages prepaying faster than previously anticipated and increases in our assumed prepayment speed during 2002 which, under the effective interest method of recognizing interest expense, required an adjustment to cumulative interest expense.

        The overall weighted average effective interest rate and weighted average coupon rate on the Exit Debt was 10.4% and 8.0%, respectively, during 2002. The overall weighted average effective interest rate and weighted average coupon rate on the Exit Debt was 11.1% and 8.9%, respectively, for the period April 17, 2001 to December 31, 2001. The difference in the Exit Debt's weighted average effective interest rate and the weighted average coupon rate primarily related to the accrual of estimated extension fees and the accrued interest related to the 7% per annum, accreting interest on the Series B Senior Secured Notes, both of which are included in the weighted average effective interest rate, but not included in the weighted average coupon rate.

        During 2002 and 2001, we recognized hedging expense through earnings of approximately $1.1 million on our interest rate caps. In addition, we recognized a $135,000 loss through earnings during 2001 due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

  General and Administrative Expenses

        General and administrative expenses decreased by approximately $333,000 to $10.6 million during 2002 as compared to $11.0 million during 2001 primarily due to a decrease in legal fees in 2002, partially offset by an increase in employment costs and higher directors and officers liability insurance premiums in 2002.

  Depreciation and Amortization

        Depreciation and amortization decreased by approximately $2.6 million to $1.1 million during 2002 as compared to $3.7 million during 2001. The decrease is primarily attributable to the adoption of SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 reduced our annual amortization expense by approximately $2.8 million. See further discussion above in 2003 compared to 2002 under the caption "Cumulative Effect of Adoption of SFAS 142".

  Mortgage Servicing

        In July 2001, we began accounting for CMSLP on a consolidated basis due to a reorganization which resulted in the partnership interests of CMSLP being held by two of our wholly owned TRSs. Prior to July 2001, we accounted for CMSLP under the equity method as we did not control the voting common stock of the general partner of CMSLP. CMSLP's assets, liabilities, revenues and expenses are labeled as "servicing" on our consolidated financial statements.

        The following is a summary of the consolidated results of operations of CMSLP (in thousands):

	Year ended December 31,
Description
	2002	2001
CMSLP's results of operations (reflected in consolidated income statements effective July 1, 2001):
Servicing revenue	$10,986	$6,684
Servicing general and administrative expenses	(8,854)	(5,570)
Servicing amortization, depreciation and impairment	(2,173)	(1,699)
Servicing restructuring expenses	(189)	(438)
Servicing gain on sale of servicing rights	4,864	—
Servicing gain on sale of investment-grade CMBS	241	—

GAAP net income (loss) from CMSLP	$4,875	$(1,023)

        The net income from CMSLP of $4.9 million for the year ended December 31, 2002 compares to the aggregate of the net equity in losses from CMSLP/CRIIMI MAE Services, Inc. (or CMSI) of $(2.3) million for the year ended December 31, 2001 (as summarized below) and the net loss from CMSLP of $(1.0) million for the six months ended December 31, 2001. CMSLP's net income of $4.9 million during 2002 includes a $4.9 million gain from the sale of servicing rights and $189,000 of restructuring expenses. CMSLP's total revenue decreased by approximately $1.5 million to approximately $11.0 million during 2002 compared to $12.5 million during 2001 (includes full year 2001 results). This decrease is primarily the result of the sale of servicing rights which reduced mortgage servicing income and interest income earned on the escrow balances, partially offset by higher revenue from special servicing. General and administrative expenses were $8.9 million and $11.9 million (includes full year 2001 results) during the years ended December 31, 2002 and 2001, respectively. The decrease in general and administrative expenses was primarily attributable to the staff reductions that occurred in the fourth quarter of 2001 and the first quarter of 2002 following CMSLP's sale of its CMBS master and direct servicing contracts, as discussed below.

        During 2002, amortization, depreciation and impairment was approximately $2.2 million as compared to $3.4 million (includes full year 2001 results) during 2001. This $1.2 million decrease was primarily the result of the 2002 sale of servicing rights, which reduced amortization expense, and lower impairment on CMBS held by CMSLP during 2002 as compared to 2001. The decrease was partially offset by an impairment charge of approximately $340,000 that was recorded on CMSLP's investment in AIM Limited Partnerships' sub-advisory contracts during 2002. See a discussion of this impairment charge in the discussion of "2003 compared to 2002".

        As previously discussed, in February 2002, CMSLP sold all of its rights and obligations under its CMBS master and direct servicing contracts. A restructuring charge of approximately $438,000 was recorded during the fourth quarter of 2001 to account for employee severance costs, non-cancelable lease costs, and other costs related to the restructuring. During 2002, additional net restructuring expenses of approximately $189,000 were recorded primarily to account for vacant office space that was taking longer to sublease than originally anticipated. CMSLP received approximately $12.4 million in cash, which included reimbursement of servicing advances, in connection with this sale.

  Equity in Earnings (Losses) from Investments

        Total equity in earnings (losses) from investments for 2002 and 2001 included our net equity from the AIM Limited Partnerships and the net equity from our 20% limited partnership interest in the advisor to the AIM Limited Partnerships, and includes net equity from CMSLP/CMSI for the six months ended June 30, 2001 (since CMSLP's operations were consolidated effective July 1, 2001).

In addition, as discussed below, the 2002 results include an impairment charge on our equity investment in the advisor to the AIM Limited Partnerships. On a comparative basis, the net equity from the AIM Limited Partnerships decreased primarily due to a reduction in the AIM Limited Partnerships' mortgage assets.

        As previously discussed, during 2002, the AIM Limited Partnerships experienced a significant amount of prepayments of their insured mortgages. These prepayments reduced cash flows on our 20% investment in the advisor to the AIM Limited Partnerships. As a result, the advisor to the AIM Limited Partnerships evaluated its investment in the advisory contracts for impairment. The advisor reduced the value of its investment in the advisory contracts to the AIM Limited Partnerships and recorded an impairment charge. We recorded our portion of the impairment charge, totaling approximately $460,000, as of December 31, 2002. This impairment charge is included in equity in earnings (losses) from investments in our Consolidated Statement of Income. This investment is included in our Portfolio Investment segment.

        The following is a summary of our equity in earnings (losses) from investments (in thousands):

	Year ended December 31,
Description
	2002	2001
AIM Limited Partnerships—net equity in earnings	$419	$647
Impairment on investment in AIM Limited Partnerships' advisor	(461)	—
CMSLP/CMSI—net equity in (losses) earnings	—	(2,279)

Total Equity in Losses from Investments	$(42)	$(1,632)

  Income Tax Benefit (Expense)

        During 2002, we recorded a net income tax expense of approximately $460,000. During 2001, we recorded an income tax benefit of approximately $336,000. During 2002, approximately $1.0 million of income tax expense was recognized as a result of the gain on the sale by CMSLP of its CMBS master and direct servicing rights. This tax expense of $1.0 million was partially offset by tax refunds that were not previously accrued of approximately $552,000 that were recognized during 2002. The income tax expense was incurred by our TRSs that own the partnership interests in CMSLP, which are separate taxable entities that cannot use our net operating loss carryforward to reduce their taxable income. The income tax benefit that was recognized by our TRSs during 2001 was the result of the net loss incurred by CMSLP during the period July through December 2001.

  Other Income

        Other income decreased by approximately $1.3 million to $2.6 million during 2002 from $4.0 million during 2001. This decrease was primarily attributable to lower interest income earned on reduced cash balances during 2002 as compared to 2001, partially offset by an increase in net income (before interest expense and depreciation expense) from a shopping center that we account for as real estate owned, as discussed below.

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

	Years ended December 31,
	2002	2001
Interest expense	$(858)	$(213)
Depreciation expense	(149)	(26)
Other, net	234	(27)

Net loss	$(773)	$(266)

  Impairment on Subordinated CMBS

        Impairment on subordinated CMBS increased to $70.2 million during 2002 compared to $34.7 million during 2001. Although the total amount of loans in special servicing only increased slightly from $792 million as of December 31, 2001 to $811 million as of December 31, 2002, the amount of estimated total mortgage loan defaults had increased, the projected loss severities of the underlying mortgage loans currently or anticipated to be in special servicing had increased, and the timing of certain projected losses was anticipated to occur sooner than previously estimated, all of which resulted in an increase in our overall expected loss estimate related to our subordinated CMBS portfolio to $503 million as of December 31, 2002. The revisions to the overall expected loss estimate during 2002 were primarily the result of increased projected loan losses due to lower than anticipated appraisals and lower internal estimates of values on real estate owned by underlying trusts and properties underlying certain defaulted mortgage loans, which, when combined with the updated loss severity experience and increased expectation of defaults, resulted in higher projected loss severities on mortgage loans and real estate owned by underlying trusts currently or anticipated to be in special servicing. Primary reasons for lower appraisals and lower estimates of value resulting in higher projected loss severities on mortgage loans included the poor performance of certain properties and related markets, failed workout negotiations, and extended time needed to liquidate assets due, in large part, to the continued softness in the economy, the continued downturn in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets, including the closing of stores by certain national and regional retailers. In addition, two significant hotel portfolios transferred into special servicing in early January 2003. The unpaid principal balances of these two hotel portfolios aggregated approximately $212.2 million. Since we determined that there had been an adverse change in expected future cash flows, we believed some of our subordinated CMBS had been impaired as of June 30, 2002, September 30, 2002 and December 31, 2002. As the fair values of the impaired subordinated CMBS aggregated approximately $5.2 million, $29.9 million and $35.1 million below the amortized cost basis as of June 30, 2002, September 30, 2002 and December 31, 2002, respectively, we recorded other than temporary impairment charges through the income statement aggregating $70.2 million during the second, third and fourth quarters of 2002. The impairment charges reduced our basis in those impaired bonds (see also "Interest Income—CMBS").

        During 2001, we also revised our overall expected loss estimate related to our subordinated CMBS portfolio. The revisions to the overall expected loss estimate during 2001 were primarily the result of the continued slowing U.S. economy and recession exacerbated by the terrorist attacks on September 11, 2001 and subsequent threats of terrorism, which were principal causes of greater than previously anticipated monetary defaults on the underlying mortgage loans and lower than previously anticipated appraisal amounts on properties underlying certain defaulted loans. These factors increased the estimated principal loss on the mortgage loans. As we determined that there had been an adverse change in expected future cash flows, we believed some of our subordinated CMBS had been impaired during 2001. As the fair value of the impaired subordinated CMBS was below the amortized cost during 2001, we recorded other than temporary impairment charges through the income statement aggregating $34.7 million during 2001.

  Reorganization Items

        During 2001, we recorded reorganization items due to the Chapter 11 filings of CRIIMI MAE Inc., CRIIMI MAE Management, Inc., and CRIIMI MAE Holdings II, L.P. as follows (in thousands):

Short-term interest income	$2,491
Professional fees	(3,870)
Other	(801)
Net recovery on real estate owned	367

Total reorganization expense, net	$(1,813)

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

  Cumulative Effect of Adoption of SFAS 142

        See discussion of this item in "2003 compared to 2002".

  Cumulative Effect of Change in Accounting Principle Related to Servicing Revenue

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

  Net Operating Loss for Tax Purposes

        We generated a net operating loss for tax purposes of approximately $83.6 million for the year ended December 31, 2002 compared to a net operating loss of approximately $90.6 million in 2001, as follows:

	2002	2001
	($ in millions)
January 2000 Loss	$(478.2)	$(478.2)
LESS: Amounts recognized in 2000	119.6	119.6
LESS: Amounts recognized in 2001	119.5	119.5
LESS: Amounts recognized in 2002	119.5	—

Balance Remaining of January 1, 2000 Loss to be recognized in future periods	$(119.6)	$(239.1)

Taxable Income for the year before recognition of January 2000 Loss	$36.0	$29.0 (1)
LESS: January 2000 Loss recognized	(119.5)	(119.5)
PLUS: Mark-to-market unrealized loss on trading securities	(0.1)	(0.1)

Net operating loss	$(83.6)	$(90.6)

Accumulated net operating loss through January 1	$(140.2)	$(49.6)
Net operating loss created during the year	(83.6)	(90.6)
Net operating loss utilization	—	—

Net operating loss carried forward for use in future periods	$(223.8)	$(140.2)

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

Financial Condition

  Summary of Cash Position and Shareholders' Equity

        As of December 31, 2003, our cash and cash equivalents aggregated approximately $21.7 million, including approximately $4.4 million held by CMSLP. In addition to our cash, we had additional liquidity at December 31, 2003 comprised of $3.9 million in Other MBS which are included elsewhere in our balance sheet. As of March 5, 2004, our liquidity included approximately $26.6 million of cash and cash equivalents and approximately $4.1 million of Other MBS.

        As of December 31, 2003 and 2002, shareholders' equity was approximately $291.8 million or $14.91 per diluted share and approximately $291.7 million or $16.32 per diluted share, respectively. The decrease in book value per diluted share is primarily the result of the common shares issued in connection with the January 2003 recapitalization. These diluted book value per share amounts are based on shareholders' equity presented in accordance with GAAP. The December 2003 amounts include, among other things, approximately $36.3 million of net assets related to our CMBS rated A+ through BBB, which we do not actually own, but are required by GAAP to be included on our balance sheet (see "Summary of CMBS" below for a further discussion). These investment grade CMBS, which aggregate approximately $325.3 million at December 31, 2003, are reflected at fair value and the related match-funded debt, which aggregates approximately $289.0 million at December 31, 2003, is reflected at amortized cost, in each case in accordance with GAAP.

  Summary of CMBS

        As of December 31, 2003, our assets, in accordance with GAAP, include CMBS with an aggregate face amount of approximately $1.5 billion rated from A+ to D and unrated. Such CMBS had an aggregate fair value of approximately $837 million (representing approximately 78% of our total consolidated assets) and an aggregate amortized cost of approximately $750 million. Such CMBS represent investments in securities issued in connection with CBO-1, CBO-2 and Nomura Asset Securities Corporation Series 1998-D6 (or Nomura). The following is a summary of the ratings of our CMBS as of December 31, 2003 (in millions):

Rating(1)	Fair Value	% of CMBS
Investment Grade:
A+, BBB+ or BBB(2)	$325.3	39%
Retained Portfolio:
BB+, BB or BB-	$332.5	40%
B+, B or B-	$145.4	17%
CCC, D or Unrated	$33.8	4%

(1)
Ratings are provided by Standard & Poor's.

(2)
Represents investment grade securities that we reflect as assets on our balance sheet as a result of the issuance of the CBO-2 transaction. As indicated in footnote 4 to the table below, GAAP requires both these assets (reflected as "CMBS pledged to Secure Securitized Mortgage Obligation-CMBS") and their related liabilities (reflected as "Collateralized Bond Obligations—CMBS") to be reflected on our balance sheet. As of December 31, 2003, the fair value of these assets as reflected in our balance sheet was approximately $325.3 million and the amortized cost of the debt as reflected in our balance sheet was approximately $289.0 million. All cash flows related to the investment grade CMBS are used to service the corresponding securitized mortgage obligations. As a result, we currently receive no cash flows from the investment grade CMBS.

        As of December 31, 2003, the weighted average pay rate and the loss adjusted weighted average life (based on face amount) of the investment grade securities was 7.0% and 7.9 years, respectively. The weighted average pay rate and the loss adjusted weighted average life (based on face amount) of the

BB+ through unrated CMBS securities, sometimes referred to as the retained portfolio, were 5.2% and 11.0 years, respectively. The aggregate investment by the rating of the CMBS is as follows:

Security Rating	Face Amount as of 12/31/03 (in millions)	Weighted Average Pay Rate as of 12/31/03	Loss Adjusted Weighted Average Life(1)	Fair Value as of 12/31/03 (in millions)		Discount Rate or Range of Discount Rates Used to Calculate Fair Value as of 12/31/03		Amortized Cost as of 12/31/03 (in millions)(5)		Amortized Cost as of 12/31/02 (in millions)
Investment Grade Portfolio
A+(4)	$59.4	7.0%	3 years	$62.2		4.5%		$57.0		$59.4
BBB+(4)	150.6	7.0%	9 years	152.2		6.8%		133.6		132.3
BBB(4)	115.2	7.0%	9 years	110.9		7.6%		96.5		95.3
Retained Portfolio
BB+	319.0	7.0%	11 years	256.2		10.2%-10.6%		227.1		223.0
BB	70.9	7.0%	13 years	52.0		11.5%		47.5		46.8
BB-	35.4	7.0%	14 years	24.3		12.4%		21.2		20.8
B+	88.6	7.0%	14 years	48.7		15.7%		46.9		46.0
B	177.2	8.9%	17 years	90.7		16.2-16.5%		86.5		85.1
B-(2)(10)	12.0	8.0%	17 years	6.0		15.0%	(8)	5.5		5.5
CCC(2)	70.9	—%	1 year	—		15.0%	(8)	—		3.8
D(2)(9)(10)	106.3	0.5%	25 years	16.5		15.0%	(8)	11.8		22.6
Unrated/Issuer's Equity(2)(3)	256.5	2.4%	1 year	17.3		15.0%	(8)	16.7		20.0

Total	$1,462.0	5.6%	10 years	$837.0	(7)			$750.3	(6)	$760.6

(1)
The loss adjusted weighted average life represents the weighted average expected life of the CMBS based on our current estimate of future losses. As of December 31, 2003, the fair values of the B-, CCC, D and the unrated/issuer's equity were derived primarily from interest cash flow anticipated to be received since our current loss expectation assumes that the full principal amount of these securities will not be recovered. See also "Advance Limitations, Appraisal Reductions and Losses on CMBS" below.

(2)
The CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our subordinated CMBS. Such interest shortfalls will continue to accumulate until they are repaid through either excess interest and/or recoveries on the underlying CMBS or a re-characterization of principal cash flows, in which case they may be realized as a loss of principal on the subordinated CMBS. Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of December 31, 2003.

(3)
The unrated/issuer's equity subordinated CMBS from CBO-1 and CBO-2 currently do not have a stated coupon rate since these securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority. As a result, effective coupon rates on these securities are highly sensitive to the monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-1 and CBO-2.

(4)
In connection with CBO-2, $62.6 million (currently A+ rated) and $60.0 million (currently BBB+ rated) face amount of investment grade CMBS were sold with call options and $345 million (currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, we initially retained $90.6 million (currently BBB+ rated) and $115.2 million (currently BBB rated) face amount of CMBS, both with call options, with the intention to sell these CMBS at a later date. Such sale occurred March 5, 1999. Since we retained call options on certain sold CMBS (currently rated A+, BBB+ and BBB bonds), we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 125, and thus these CMBS are accounted for as a financing and not a sale. Since the CBO-2 transaction is recorded as a partial financing and a partial sale, we are deemed to have retained these CMBS with call options issued in connection with CBO-2, from which we currently receive no cash flows, and are required to reflect them as CMBS on the balance sheet.

(5)
Amortized cost reflects approximately $14.7 million of impairment charges related to the unrated/issuer's equity bonds in CBO-2 and Nomura, and the CCC bond and the D bond in CBO-2, which were recognized during the year ended December 31, 2003. These impairment charges are in addition to the cumulative impairment charges of approximately $248.4 million that were recognized through December 31, 2002. See discussion of the impairment charges in "Impairment on CMBS".

(6)
See Notes 1 and 8 to Notes to Consolidated Financial Statements for information regarding the subordinated CMBS for tax purposes.

(7)
As of December 31, 2003, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $18.7 million, $813.6 million and $4.7 million, respectively.

(8)
As a result of the estimated loss of principal on these CMBS, the fair values and discount rates of these CMBS are based on a loss adjusted yield to maturity.

(9)
Although the principal balance of the D bond in CBO-2 is expected to be outstanding for approximately 25 years, the bond is not expected to receive any cash flows beyond the next 18 months.

(10)
In November 2003, the B- bond in CBO-2 was downgraded to D by Standard & Poor's.

  Determination of Fair Value of CMBS

        Our determination of fair values for our CMBS portfolio is a process that requires significant judgements and estimates. The process begins with the compilation and evaluation of pricing information (such as nominal spreads to U.S. Treasury securities or nominal yields) that, in our view, is commensurate with the market's perception of value and risk of comparable assets. We use a variety of sources to compile such pricing information including: (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS and/or to the CMBS (or collateral) underlying our CMBS issued in connection with CBO-1 and CBO-2), (ii) communications with dealers and active CMBS investors and/or advisors regarding the pricing and valuation of our securities and comparable securities, (iii) institutionally available research reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market's perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of underlying commercial mortgage loans. We make further adjustments to such pricing information based on our specific knowledge of our CMBS and the impact of relevant events, which is then used to determine the fair value of our CMBS using a discounted cash flow approach. Expected future gross cash flows are discounted at assumed market yields for our CMBS rated A+ through B, depending on the rating. The fair value for those CMBS incurring principal losses and interest shortfalls (i.e., B-rated bonds through our unrated/issuer's equity) based on our overall expected loss estimate are valued at a loss adjusted yield to maturity that, in our view, is commensurate with the market's perception of the value and risk of comparable securities, using a discounted cash flow approach. Such anticipated principal losses and interest shortfalls, as well as the timing and amount of potential recoveries of such shortfalls, are critical estimates and have been taken into consideration in the calculation of fair values and yields to maturity used to recognize interest income as of December 31, 2003. We have disclosed the range of discount rates by rating category used in determining the fair values as of December 31, 2003 in the table above.

        The liquidity of the subordinated CMBS market has historically been limited. Additionally, during adverse market conditions, the liquidity of such market has been severely limited. For this reason, among others, management's estimate of the value of our subordinated CMBS could vary significantly from the value that could be realized in a current transaction.

  Mortgage Loan Pool

        We have $15.3 billion and $17.4 billion of seasoned commercial mortgage loans underlying our subordinated CMBS as of December 31, 2003 and 2002, respectively. This decline in unpaid principal balance is primarily due to prepayments, pay-offs at maturity and liquidations of certain underlying mortgage loans, and to a lesser extent, normal loan amortization related to the underlying mortgage loans. The commercial mortgage loans are secured by properties of the types and in the geographic locations identified below:

Property Type	12/31/03 Percentage(i)	Geographic Location(ii)	12/31/03 Percentage(i)
Retail	31%	California	16%
Multifamily	27%	Texas	12%
Hotel	15%	Florida	8%
Office	14%	Pennsylvania	6%
Other(iv)	13%	New York	5%

Total	100%	Other(iii)	53%

		Total	100%

(i)
Based on a percentage of the total unpaid principal balance of the underlying loans.

(ii)
No significant concentration by region.

(iii)
No other individual state makes up more than 5% of the total.

(iv)
Our ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes subordinated CMBS in which our exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the "Subordinated Healthcare/Senior-Housing CMBS"). These other CMBS are not owned by us and are subordinate to our CMBS in this transaction. As a result, our investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the other Subordinated Healthcare/Senior-Housing CMBS. We currently estimate that the interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans will exceed the Subordinated Healthcare/Senior Housing CMBS. The principal balance of the Subordinated Healthcare/Senior Housing CMBS as of December 31, 2003 is approximately $3.4 million. As of December 2003, the aggregate principal balance of healthcare and senior housing mortgage loans, underlying the Subordinated Healthcare/Senior Housing CMBS, that are specially serviced by another special servicer, and therefore not in our special servicing loan balance, is approximately $83 million.

  Specially Serviced Mortgage Loans

        CMSLP performs special servicing on the loans underlying our subordinated CMBS. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. We believe that because we own the first loss unrated or lowest rated bond of virtually all of the CMBS transactions underlying our subordinated CMBS, we have an incentive to efficiently and effectively resolve any loan workouts. As of December 31, 2003 and 2002, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

	12/31/03	12/31/02
Specially serviced loans due to monetary default(a)	$963.8 million	$736.1 million
Specially serviced loans due to covenant default/other	58.2 million	74.7 million

Total specially serviced loans(b)	$1,022.0 million	$810.8 million

Percentage of total mortgage loans(b)	6.7%	4.7%

(a)
Includes $163.8 million and $130.5 million, respectively, of real estate owned by underlying trusts. See also the table below regarding property type concentrations for further information on real estate owned by underlying trusts.

(b)
As of February 29, 2004, total specially serviced loans were approximately $1.1 billion, or 7.0% of the total mortgage loans.

        The specially serviced mortgage loans as of December 31, 2003 were secured by properties of the types and located in the states identified below:

Property Type	$ (in millions)		Percentage	Geographic Location	$ (in millions)	Percentage
Hotel	$533.2	(1)	52%	Florida	$154.6	15%
Retail	225.1	(2)	22%	Texas	113.1	11%
Multifamily	102.4		10%	Oregon	92.7	9%
Healthcare	81.2		8%	California	47.8	5%
Office	47.1		5%	Massachusetts	47.6	5%
Industrial	23.8		2%	Pennsylvania	44.4	4%
Other	9.2		1%	Other	521.8	51%

Total	$1,022.0		100%	Total	$1,022.0	100%

(1)
Approximately $111.4 million of these loans in special servicing are real estate owned by underlying trusts. Full service hotels represent 39% of the total hotel loans in special servicing and limited service hotels represent 61% of the total hotel loans in special servicing.

(2)
Approximately $38.6 million of these loans in special servicing are real estate owned by underlying trusts.

        The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2002 to December 31, 2003:

(in millions)
Specially Serviced Loans, December 31, 2002	$810.8
Transfers in due to monetary default	640.2
Transfers in due to covenant default and other	190.8
Transfers out of special servicing	(595.9)
Loan amortization(1)	(23.9)

Specially Serviced Loans, December 31, 2003	$1,022.0

(1)
Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by the master servicers.

        The most significant borrowing relationship in our specially serviced mortgage loan portfolio consists of 27 loans with scheduled principal balances as of December 31, 2003 totaling approximately $133 million spread across three CMBS transactions secured by hotel properties in the western and Pacific northwestern states. As of December 31, 2003, our total exposure, including advances and interest on advances of approximately $43 million, on these loans was approximately $176 million. Such total exposure is prior to the application of payments made to date by the borrower under the terms of our consensual settlement agreement and is expected to be reduced by the application of such payments at the settlement agreement closing. The borrower initially filed for bankruptcy protection in February 2002 and indicated that the properties had experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks. We entered into a consensual settlement agreement dated February 25, 2003 pursuant to which the loan terms were amended and modified. This agreement was subsequently approved and confirmed by the bankruptcy court on March 28, 2003. The parties are currently proceeding toward closing a comprehensive modification of each loan, which is expected to occur in March 2004 and which is expected to return the loans to performing status. The closing of the loan modification is a complex process involving a large number of parties, all of whom must ultimately agree on, among other things, a reconciliation of payments and funds applied since the loan modification was approved by the bankruptcy court. The borrower continues to make payments under the modified terms. As of December 31, 2003, the borrower has made principal and interest payments totaling approximately $10 million, the majority of which represents interest paid (as compared to principal amortization) on the modified loan balances. During the year ended December 31, 2003, the borrower also sold one of the properties that secured these loans. In addition, as of December 31, 2003, the borrower has remitted approximately $1.5 million in funds from debtor-in-possession accounts, which is expected to be applied to arrearages at closing.

        Cash received from our subordinated CMBS could be significantly reduced if we are not successful in resolving these loans favorably and returning them to performing status. If the modifications are not successfully closed, the loans would remain in default. There can be no assurance that the borrower would continue making the loan payments required under the loan modifications or that the trust master servicers would continue to advance loan payments on behalf of the borrower. Further, as previously mentioned, as a result of the borrower's initial default, the trust master servicers have advanced substantial amounts of principal and interest payments to the related trusts. We do not believe that the governing trust agreements are clear as to the manner in which such master servicer advances are to be reimbursed, and are attempting to negotiate an arrangement with the master servicers and other parties to the trust which would provide for reimbursement of master servicer advances that would be in the best interest of all of the respective certificateholders. To the extent that we cannot successfully complete those arrangements, we and the other trust parties could dispute the proper reimbursement mechanics, and, as a result, the timing and/or amount of payments made to us on our subordinated CMBS, and the related fair value of the subordinated CMBS, could be adversely affected. Finally, even if both the loan modifications and master servicer advance reimbursement arrangements are successfully completed, distributions on our subordinated CMBS, and the related fair value of the subordinated CMBS, will continue to be dependent on the borrower's continued performance under the terms of the modified loans.

Advance Limitations, Appraisal Reductions and Losses on CMBS

        We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions. An appraisal reduction event can result in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan. As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement. In general, the master servicer can advance up to a maximum of the difference between 90% of the property's appraised value and the sum of accumulated principal and interest advances and expenses. As an example, assuming a weighted average coupon of 6% on a first loss subordinated CMBS, a $1 million appraisal reduction would reduce our net cash flows by up to $60,000 on an annual basis, assuming that the total exposure was equal to or greater than 90% of the appraised value immediately prior to receipt of the new appraisal (appraisal reduction). The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss on our subordinated CMBS than the calculated appraisal reduction amount. Cumulative appraisal reductions through December 31, 2003 for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as estimated by us were as follows (in thousands):

CBO-2	$151,859
CBO-1	73,684
Nomura	20,516

Total	$246,059

        Certain securities from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives. The following tables summarize the actual realized losses on our CMBS through December 31, 2003 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future real estate losses underlying our CMBS (in thousands):

	CBO-1	CBO-2	Nomura	Total
Year 1999 actual realized losses	$738	$—	$—	$738
Year 2000 actual realized losses	3,201	1,087	—	4,288
Year 2001 actual realized losses	545	8,397	238	9,180
Year 2002 actual realized losses	11,554	25,113	563	37,230
Year 2003 actual realized losses	11,796	57,913	1,920	71,629

Cumulative actual realized losses through December 31, 2003	$27,834	$92,510	$2,721	$123,065

Cumulative actual realized losses through the year 2003	$27,834	$92,510	$2,721	$123,065
Expected loss estimates for the year 2004	51,529	122,121	14,663	188,313
Expected loss estimates for the year 2005	36,369	118,345	13,134	167,848
Expected loss estimates for the year 2006	3,577	16,054	3,521	23,152
Expected loss estimates for the year 2007	2,096	14,075	3,437	19,608
Expected loss estimates for the year 2008	1,953	7,147	2,987	12,087
Expected loss estimates for the remaining life of CMBS	6,764	33,419	7,185	47,368

Cumulative expected loss estimates (including cumulative actual realized losses) through life of CMBS	$130,122	$403,671	$47,648	$581,441

        We revised our overall expected loss estimate related to our subordinated CMBS to $581 million at December 31, 2003, with such total losses occurring or expected to occur through the life of the subordinated CMBS portfolio. This revision to the overall expected loss estimate is primarily the result of increased projected losses due to lower internal estimates of values on properties underlying certain mortgage loans and real estate owned by underlying trusts, and, in some cases, changes in the timing of resolution and disposition of certain specially serviced assets, which when combined, has resulted in higher projected loss severities on loans and real estate owned by underlying trusts currently or anticipated to be in special servicing. The primary reasons for lower estimates of value include the poor performance of certain properties and related markets and changes to workout negotiations due, in large part, to the softness in the economy and the lag typically associated with real estate fundamentals, the continued slowdown in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets. There can be no assurance that our revised overall expected loss estimate of $581 million will not be exceeded as a result of additional or adverse events or circumstances. See further discussion of changes to the overall expected loss estimate and impairment charges in the discussions above regarding "Impairment on Subordinated CMBS".

  Summary of Other Assets

  Portfolio Investment

        As of December 31, 2003 and 2002, our other assets consisted primarily of insured mortgage securities, equity investments, mezzanine loans, Other MBS, cash and cash equivalents (as previously discussed), principal and interest receivables and real estate owned.

        We had $147.5 million and $275.3 million (at fair value) invested in insured mortgage securities as of December 31, 2003 and 2002, respectively. The reduction in total fair value is primarily attributable to the prepayment or sale of approximately 45% (based on amortized cost) of the insured mortgages during the year ended December 31, 2003. As of December 31, 2003, 86% of our remaining investment in insured mortgage securities were GNMA mortgage-backed securities and 14% were FHA-insured mortgage loans.

        As of December 31, 2003 and 2002, we had approximately $3.5 million and $6.2 million, respectively, in investments accounted for under the equity method of accounting. Included in equity investments are (a) the general partnership interests (2.9% to 4.9% ownership interests) in the AIM Limited Partnerships, and (b) a 20% limited partnership interest in the advisor to the AIM Limited Partnerships. The decrease in these investments is primarily due to significant underlying loan payoffs and normal cash flow distributions. The carrying values of our equity investments are expected to continue to decline over time as the AIM Limited Partnerships' asset bases decrease and proceeds are distributed to partners. Three of the AIM Limited Partnerships (AIM 84, AIM 86 and AIM 88) were liquidated in February 2004.

        During the year ended December 31, 2003, one mezzanine loan prepaid. This prepayment resulted in a decrease in Other Assets of approximately $1.7 million. As of December 31, 2003 and 2002, we had approximately $4.1 million and $5.9 million in mezzanine loans, respectively.

        Our Other MBS primarily include investment grade CMBS, investment grade residential mortgage-backed securities, agency debt securities and other fixed income securities. As of December 31, 2003 and 2002, the fair values of our Other MBS were approximately $3.9 million and $5.2 million, respectively.

        We own a shopping center in Orlando, Florida which we account for as real estate owned. As of December 31, 2003 and 2002, we had $8.6 million and $8.8 million, respectively, in real estate owned assets included in other assets ($8.3 million and $8.4 million, respectively, relating to the actual building and land). In addition, we had $7.3 million and $7.2 million of mortgage payable (net of discount) related to the real estate as of December 31, 2003 and 2002, respectively. We have been working to reposition and stabilize this asset to increase its value, although we are also considering other alternatives.

  Mortgage Servicing

        As of December 31, 2003 and 2002, CMSLP's other assets consisted primarily of advances receivable, investments in interest-only strips, investments in CMBS, fixed assets, and investments in sub-advisory contracts. The servicing other assets have decreased by approximately $7.8 million from $13.8 million at December 31, 2002 to $6.0 million at December 31, 2003. The decrease is primarily the result of the sale of investment grade CMBS in January 2003 in connection with our recapitalization. In October 2003, we received approximately $2.5 million in advances receivable reimbursement related to one loan, which resulted in a corresponding decrease in advances receivable.

  Summary of Liabilities

  Portfolio Investment

        As of December 31, 2003 and 2002, our liabilities consisted primarily of debt, accrued interest and accrued payables. Total recourse debt decreased by approximately $25.9 million to $350.0 million as of December 31, 2003 from $376.0 million as of December 31, 2002 primarily due to the repayment of the Exit Debt during the first quarter of 2003 principally through the incurrence of the Bear Stearns Debt and BREF Debt, partially offset by the $22.5 million of borrowing under the Bear Stearns $200 million secured borrowing facility to repay the Fannie Mae funding note. Total non-recourse debt decreased by approximately $130.5 million to $415.5 million as of December 31, 2003 from $546.0 million as of December 31, 2002. This decrease is primarily attributable to significant prepayments of mortgages underlying the insured mortgage securities during 2003, which resulted in a corresponding reduction in the principal balances of the securitized mortgage obligations, and the repayment of the Fannie Mae funding note in December 2003. Our payables and accrued liabilities decreased by approximately $16.7 million to $10.0 million as of December 31, 2003 from $26.7 million as of December 31, 2002 primarily due to the January 2003 recapitalization and the payment of preferred stock dividends totaling $5.2 million that were previously deferred. Additionally, during the three months ended March 31, 2003, we reversed approximately $7.5 million of extension fees that were accrued at December 31, 2002 on the Exit Debt since they were no longer payable. In addition, we paid $2.9 million of interest that was accrued, as of December 31, 2002, on the Series B Senior Secured Notes.

  Mortgage Servicing

        As of December 31, 2003 and 2002, CMSLP's liabilities consisted primarily of operating accounts payable and accrued expenses. The Servicing liabilities increased by approximately $1.1 million to $1.8 million as of December 31, 2003 from $757,000 as of December 31, 2002 primarily due to the accrual of executive contract termination costs, severance costs and other normal operating expenses.

  Dividends/Other

        No cash dividends were paid to common shareholders during the year 2003 due to our net operating losses for tax purposes. Based on current taxable income estimates, it is expected that preferred or common dividends, if any, paid in 2004 and thereafter will be taxable to the shareholders since we are not expecting to generate net operating losses. However, we are expecting to use our accumulated net operating losses beginning in 2004. Dividends paid in 2001, 2002, and 2003 were considered "return of capital" for tax.

        As of December 31, 2003, there were no unpaid preferred dividends. On March 9, 2004, the Board of Directors declared cash dividends of $0.68, $0.30 and $0.375 per share of Series B, Series F and Series G Preferred Stock, respectively, payable on March 31, 2004 to shareholders of record on March 19, 2004.

        Factors which could impact dividends, if any, include (i) the level of income earned on mortgage assets, such as subordinated CMBS (including, but not limited to, the amount of original issue discount income, interest shortfalls and realized losses on subordinated CMBS), (ii) net operating losses, (iii) the fluctuating yields on short-term, variable-rate debt and the rate at which our LIBOR-based debt is priced, as well as the rate we pay on our other borrowings and fluctuations in long-term interest rates, (iv) changes in operating expenses, including hedge costs, (v) margin calls, (vi) the level of income earned on our insured mortgage securities depending primarily on prepayments, (vii) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, distributions from our subsidiaries can be reinvested, (viii) cash dividends paid on preferred shares, (ix) to the extent applicable, whether our taxable mortgage pools continue to be exempt from corporate level taxes,

(x) realized losses on certain transactions, and (xi) the timing and amounts of cash flows attributable to our other lines of business—mortgage servicing. Cash dividends on our common stock are subject to the prior payment of all accrued and unpaid dividends on our preferred stock, and cash dividends on our junior classes of preferred stock are subject to the prior payment of all accrued and unpaid dividends on our senior preferred stock.

Critical Accounting Policies

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We continually evaluate the estimates we use to prepare the consolidated financial statements, and update those estimates as necessary. In general, management's estimates are based on historical experience, on information from third parties, and other various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ materially from those estimates.

        Management considers an accounting estimate to be critical if:

  •
  it requires assumptions to be made that were uncertain at the time the estimate was made; and

  •
  changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

        Our critical accounting estimates include the determination of fair value of our subordinated CMBS and interest income recognition related to our CMBS.

  •
  Fair value of subordinated CMBS—Due to the limited liquidity of the subordinated CMBS market and the resulting lack of a secondary market, the values of our subordinated CMBS are based on available market and certain third party information and management's estimates. These estimates require significant judgment regarding assumptions for defaults on the underlying commercial mortgage loan collateral, timing of loss realization and resultant loss severity, timing and amount of principal losses and interest shortfalls, timing and amount of potential recoveries of such shortfalls and discount rates. Notes 3 and 4 to Notes to Consolidated Financial Statements contain a detailed discussion of the methodology used to determine the fair value of our subordinated CMBS as well as a sensitivity analysis related to the fair value of these subordinated CMBS due to changes in assumptions related to losses on the underlying commercial mortgage loan collateral and discount rates.

  •
  Interest income recognition related to subordinated CMBS—Interest income recognition under EITF No. 99-20 requires us to make estimates based on certain assumptions including expected losses on the underlying commercial mortgage loan collateral (which directly impact the cash flows on our subordinated CMBS in the form of interest shortfalls and loss of principal) and the impact these factors would have on future cash flow. Note 4 to Notes to Consolidated Financial Statements details the expected realized losses by year that we expect to incur related to our subordinated CMBS. The cash flows we project to arrive at the effective interest rate to recognize interest income are adjusted for these expected losses. The judgment regarding future expected credit losses is subjective as credit performance is particular to an individual deal's specific underlying commercial mortgage loan collateral. In general, if we increase our expected losses or determine such losses will occur sooner than previously projected and the CMBS's fair value is below cost, then the CMBS will be considered impaired and adjusted to fair value with the impairment charge recorded through earnings.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation (or FIN) No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. According to FIN No. 46R issued in December 2003, the Interpretation applies at the end of the first reporting period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not expect the adoption of FIN No. 46 to have a material effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market. We will have fluctuations in the amount of interest expense paid on our variable rate debt primarily due to changes in one-month LIBOR. We will also experience fluctuations in the market value of our mortgage assets related to changes in the yields of U.S. Treasury securities as well as changes in the spread between U.S. Treasury securities and the mortgage assets and overall required returns. The combination of the risk free rate (U.S. Treasury yields) and the related spread is the discount rate used to determine the fair value of our mortgage assets. As of December 31, 2003, the average U.S. Treasury rate used to price our CMBS, excluding the B- through unrated/issuer's equity CMBS, had increased by 43 basis points, compared to December 31, 2002. As of December 31, 2003, credit spreads used to price our investment grade CMBS tightened and credit spreads used to price our subordinated CMBS which are not expected to experience losses widened, compared to December 31, 2002. The fair values of our CCC and D CMBS in CBO-2 and our unrated/issuer's equity are determined using a loss adjusted yield to maturity, which, in our view, is commensurate with the market's perception of value and risk of comparable assets. As described above, interest rates and spreads, which are reflective of the credit fundamentals of the underlying commercial real estate assets, impact the fair values of our CMBS. See Note 6 of Notes to Consolidated Financial Statements for a discussion of our margin maintenance requirements under the Bear Stearns Debt.

CMBS

        The required rate of return used to determine the fair values of our CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium. These variables are combined to determine a total rate that, when used to discount the CMBS's assumed stream of future cash flows, results, in our view, in the fair value of such cash flows. The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market's perception of the issuers of the CMBS and the credit fundamentals of the commercial properties underlying each underlying pool of commercial mortgage loans.

        If we assumed that the discount rate used to determine the fair values of our CMBS (A+ through unrated bonds) increased by 100 basis points and 200 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the fair values of our CMBS (A+ through unrated bonds) by approximately $45.8 million (or 5.5%) and approximately $88.0 million (or 10.5%), respectively, as of December 31, 2003. A 100 basis point and 200 basis point increase in the discount rate would have resulted in a corresponding decrease in the value of our subordinated CMBS (BB+ through unrated bonds) by approximately $29.6 million (or 5.8%) and $56.6 million (or 11.1%), respectively, as of December 31, 2003.

        See also Note 4 of Notes to Consolidated Financial Statements for a discussion of other factors that could affect the fair values of our CMBS, including changes in the timing and/or amount of credit losses on underlying mortgage loans, master servicer advances, the receipt of mortgage payments earlier than projected due to prepayments, and delays in the receipt of monthly cash flow distributions on CMBS due to mortgage loan defaults and/or extensions in loan maturities.

Interest Rate Swap

        During 2003, we entered into three interest rate swaps to hedge the variability of the future interest payments on the anticipated CDO transaction attributable to changes in interest rates. Our obligations to Bear Stearns under the interest rate swap documents are collateralized by certain assets as described in Note 6 to Notes to Consolidated Financial Statements. Through December 31, 2003, these swaps were treated as cash flow hedges for GAAP. Under these swaps, we have agreed to pay Bear Stearns a weighted average interest fixed rate of 4.15% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount of $100 million. These swaps were effective on October 15, 2003.

        The swaps are intended to protect our cost of financing in connection with our anticipated CDO. We intend to terminate the swaps simultaneously with the issuance of the CDO or other refinancing transaction. As of December 31, 2003, the aggregate fair value of the interest rate swaps was an asset of approximately $3.4 million. A 100 basis point increase (decrease) in the 10-year swap rates would result in an approximate $8 million increase (decrease) in the fair value of our interest rate swaps, with an aggregate notional amount of $100 million.

Variable Rate Debt

        We maintain an interest rate cap to mitigate the adverse effects of rising interest rates on the amount of interest expense payable under our variable rate debt. On October 31, 2003, we purchased an interest rate cap for $45,000 with a notional amount of $50 million, an effective date of November 4, 2003, maturity on November 4, 2004, and capping one-month LIBOR at 2.25%. Our cap provides protection to the extent interest rates, based on a readily determinable interest rate index (typically one-month LIBOR), increase above the stated interest rate cap, in which case, we would receive payments based on the difference between the index and the cap. The term of the cap as well as the stated interest rate of the cap, which is currently above the current rate of the index, would limit the amount of protection that the cap offers. The one-month LIBOR rate was 1.12% at December 31, 2003.

        A 100 basis point increase in the one-month LIBOR index would have increased our interest expense on our Bear Stearns Debt by approximately $2.8 million during the year ended December 31, 2003.

Insured Mortgage Securities

        There would not be a material change in the fair values of our insured mortgage securities if we assumed that the discount rate used to determine the fair values increased by 100 basis points and 200 basis points as of December 31, 2003 since the underlying mortgages are generally prepayable and have an assumed weighted average life of less than one year.

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

ITEM 9A. CONTROLS AND PROCEDURES

        We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2003, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.

        There have been no changes in our internal controls over financial reporting in the fiscal quarter ending December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

        The information required by Part III (Item 10-Directors and Executive Officers, Item 11-Executive Compensation, Item 12-Security Ownership of Certain Beneficial Owners and Management, Item 13-Certain Relationships and Related Transactions and Item 14-Principal Accountant Fees and Services) is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A relating to our 2004 annual meeting of shareholders.

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

Exhibit Number	Description
2.1	Third Amended Joint Plan of Reorganization as confirmed by the United States Bankruptcy Court for the District of Maryland, Greenbelt Division on November 22, 2000 (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on December 28, 2000).
3.1
Articles Supplementary reclassifying and designating 203,000 authorized but unissued shares of Series E Cumulative Convertible Preferred Stock as authorized but unissued preferred stock, filed with the Maryland State Department of Assessments and Taxation on January 9, 2004 (incorporated by reference to Exhibit 3.6 to Form S-3 filed with the SEC on January 27, 2004).
3.2
Articles of Amendment, filed with the Maryland State Department of Assessments and Taxation on May 15, 2002 (incorporated by reference to Exhibit 3 to Current Report on Form 8-K filed with the SEC on May 16, 2002).
3.3
Articles Supplementary for Series H Junior Preferred Stock, filed with the Maryland State Department of Assessments and Taxation on January 30, 2002 (incorporated by reference to Exhibit 3.2 to Form S-8 filed with the SEC on June 13, 2002).
3.4
Articles of Amendment to CRIIMI MAE Inc. Charter, filed with the Maryland State Department of Assessments and Taxation on October 12, 2001 (incorporated by reference to Exhibit 3.1 to Form S-8 filed with the SEC on June 13, 2002).
3.5
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

3.6
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
3.7	Second Amended and Restated Bylaws of CRIIMI MAE Inc., as amended on January 14, 2004, (filed herewith).
4.1	Warrant to Purchase Common Stock of CRIIMI MAE Inc., dated as of January 23, 2003 (incorporated by reference to Exhibit 4.3 to Form 8-K filed with the SEC on January 30, 2003).
4.2
Senior Subordinated Secured Note Agreement, dated as of January 14, 2003 by and between CRIIMI MAE Inc. and Brascan Real Estate Finance Fund I, L.P. (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on January 30, 2003).
4.3
Intercreditor and Subordination Agreement, dated as of January 14, 2003, by and among Bear, Stearns International Limited and Brascan Real Estate Financial Investments LLC (incorporated by reference to Exhibit 4.2 to Form 8-K filed with the SEC on January 30, 2003).
4.4
Registration Rights Agreement, dated as of January 14, 2003, between CRIIMI MAE Inc. and Brascan Real Estate Finance Fund, L.P. (incorporated by reference to Exhibit 4(d) to Annual Report on Form 10-K for the year ended December 31, 2002).
4.5
Third Amendment to Rights Agreement, dated as of January 3, 2003 between CRIIMI MAE Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to the Company's Form 8-A/A filed with the SEC on January 3, 2003).
4.6
Second Amendment to Rights Agreement, dated as of November 14, 2002 between CRIIMI MAE Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.2 to Form 8-A/A filed on November 15, 2002).
4.7
Amended and Restated First Amendment to Rights Agreement, dated as of June 10, 2002 between CRIIMI MAE Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A/A filed with the SEC on June 13, 2002).
4.8
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

10.1
Master Repurchase Agreement, executed on August 28, 2003 to be effective as of June 26, 2003, by and between Bear Stearns & Co. Inc., as Agent for Bear, Stearns International Limited and CRIIMI MAE Asset Acquisition Corp. (incorporated by reference to Exhibit 10.5 to Form 8-K filed with the SEC on September 5, 2003).
10.2
Annex I to Master Repurchase Agreement, executed on August 28, 2003 to be effective as of June 26, 2003, by and between Bear, Stearns & Co. Inc., as Agent for Bear, Stearns International Limited and CRIIMI MAE Asset Acquisition Corp. (incorporated by reference to Exhibit 10.6 to Form 8-K filed with the SEC on September 5, 2003).
10.3
Side Letter Agreement, executed on August 28, 2003 to be effective as of June 26, 2003, by and between Bear Stearns & Co. Inc., CRIIMI MAE Asset Acquisition Corp. and CRIIMI MAE Inc. (incorporated by reference to Exhibit 10.7 to Form 8-K filed with the SEC on September 5, 2003).
10.4
ISDA Master Agreement, dated as of June 26, 2003, between Bear, Stearns International Limited and CRIIMI Newco, LLC and CBO REIT II, Inc. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.5
Schedule to the ISDA Master Agreement dated as of June 26, 2003, between Bear, Stearns International Limited and each of CRIIMI Newco, LLC and CBO REIT II, Inc. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.6
ISDA Credit Support Annex dated as of June 26, 2003, between Bear, Stearns International and CRIIMI Newco, LLC and CBO REIT II, Inc. (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.7
Netting and Security Agreement dated as of June 26, 2003, between and among Bear, Stearns International Limited, CRIIMI Newco LLC and CBO REIT II Inc. (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.8
Amendment No. 1 to Repurchase Agreement, dated as of June 26, 2003, between Bear, Stearns International Limited, CRIIMI Newco LLC and CBO REIT II, Inc. (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.9
Repurchase Agreement, dated as of January 14, 2003, and all exhibits and schedules, among Bear, Stearns International Limited, as Buyer, CRIIMI Newco, LLC, as a Seller, and CBO REIT II, Inc., as a Seller (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 30, 2003).
10.10
Amendment No. 1 to Guarantee, dated as of June 26, 2003, between Bear, Stearns International Limited, and CRIIMI MAE Inc. (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.11
Guarantee, dated as of January 14, 2003, by CRIIMI MAE Inc. in favor of Bear, Stearns International Limited (incorporated by reference to Exhibit 10.5 to Form 8-K filed with the SEC on January 30, 2003).

10.12
Engagement Letter, dated as of January 14, 2003, by and between CRIIMI MAE Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 10.8 to Form 8-K filed with the SEC on January 30, 2003).
10.13
Amendment No. 2 to Investment Agreement, dated as of January 13, 2003, by and between CRIIMI MAE Inc. and Brascan Real Estate Financial Investments LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 30, 2003).
10.14
Amendment No. 1 to Investment Agreement dated as of December 2, 2002 to the Investment Agreement between CRIIMI MAE Inc. and Brascan Real Estate Financial Investments LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on December 4, 2002).
10.15
Investment Agreement dated as of November 14, 2002 between CRIIMI MAE Inc. and Brascan Real Estate Financial Investments LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on December 4, 2002).
10.16
Exhibit D (Form of Non-Competition Agreement) to the Investment Agreement dated as of November 14, 2002 between CRIIMI MAE Inc. and Brascan Real Estate Financial Investments LLC (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.17
Company Pledge Agreement, dated as of January 14, 2003, by and between CRIIMI MAE Inc. and Brascan Real Estate Finance Fund I, L.P. (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on January 30, 2003).
10.18
Newco Member Pledge Agreement, dated as of January 14, 2003, by and between CRIIMI Newco Member, Inc. and Brascan Real Estate Finance Fund I, L.P. (incorporated by reference to Exhibit 10.4 to Form 8-K filed with the SEC on January 30, 2003).
10.19
Deposit Trust Agreement dated as of May 8, 1998 between CRIIMI MAE CMBS Corp. and Wilmington Trust Company, as Owner Trustee (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.20	Terms Indenture Agreement dated May 8, 1998 between CRIIMI MAE Commercial Mortgage Trust and the trustee (incorporated by reference to Exhibit 10(s) to Annual Report on Form 10-K for 2001).
10.21
Standard Indenture Provisions dated as of May 8, 1998 related to Terms Indenture Agreement dated May 8, 1998 between CRIIMI MAE Commercial Mortgage Trust and the trustee (incorporated by reference to Exhibit 10(t) to Annual Report on Form 10-K for 2001).
10.22
Deposit Trust Agreement dated as of December 20, 1996 between CRIIMI MAE QRS1, Inc. and Wilmington Trust Company, as Owner Trustee (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.23	Indenture Agreement dated December 20, 1996 between CRIIMI MAE QRS 1, Inc. and the trustee (incorporated by reference from Exhibit 4(sss) to Annual Report on Form 10-K for 1996).

10.24
Seven Percent Funding Note due September 17, 2031 dated September 22, 1995 between CRIIMI MAE Financial Corporation II and the Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 4(bbb) to Annual Report on Form 10-K for 1995).
10.25
Funding Note Purchase and Security Agreement dated as of September 22, 1995 among the Federal Home Loan Mortgage Corporation, CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation II (incorporated by reference to Exhibit 4(ccc) to Annual Report on Form 10-K for 1995).
10.26
Assignment and Agreement dated as of September 22, 1995 between CRIIMI MAE Inc. and CRIIMI MAE Financial Corporation II (incorporated by reference to Exhibit 4(ddd) to Annual Report on Form 10-K for 1995).
10.27
Form of Indenture between CRIIMI MAE Financial Corporation and the trustee (incorporated by reference to Exhibit 4.1 to S-3 Registration Statement filed with the Securities and Exchange Commission on September 12, 1995).
10.28	Registrant's 2001 Stock Incentive Plan (incorporated by reference to Annex B to Definitive Proxy Statement filed with the SEC on August 16, 2001).
10.29
Registrant's Second Amended and Restated Stock Option Plan for Key Employees (incorporated by reference herein to Exhibit G to Exhibit 99.6 to the Registrant's Current Report on Form 8-K filed with the SEC on September 22, 2000).
10.30	Dividend Reinvestment and Stock Purchase Plan between CRIIMI MAE Inc. and shareholders (incorporated by reference from the registration statement on Form S-3A filed December 9, 1997).
10.31	Separation Agreement, dated as of November 20, 2003, by and between CRIIMI MAE Inc. and Craig Lieberman (filed herewith).
10.32
Restricted Stock Award Agreement, dated as of November 6, 2003, by and between CRIIMI MAE Inc. and Stephen M. Abelman (incorporated by reference to Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.33
Employment Offer Letter, dated as of October 29, 2003, by and among Stephen M. Abelman, CRIIMI MAE Inc. and CRIIMI MAE Services Limited Partnership (incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.34
Restricted Stock Award Agreement, dated as of October 3, 2003, by and between CRIIMI MAE Inc. and Cynthia O. Azzara (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.35
Employment Offer Letter, dated as of August 26, 2003, by and among Cynthia O. Azzara, CRIIMI MAE Inc. and CRIIMI MAE Management, Inc. (incorporated by reference to Exhibit 10.4 to form 8-K filed with the SEC on September 5, 2003).
10.36
Termination of Employment Agreement, dated as of August 26, 2003, by and between Cynthia O. Azzara and CRIIMI MAE Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on September 5, 2003).

10.37
Restricted Stock Award Agreement, dated as of September 15, 2003, by and between CRIIMI MAE Inc. and Mark Jarrell (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.38
Employment Offer Letter Agreement, dated as of August 11, 2003 and effective a of September 15, 2003, between CRIIMI MAE Inc. and Mark R. Jarrell (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.39
Termination of Employment Agreement, dated as of August 26, 2003, by and between David B. Iannarone and CRIIMI MAE Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 5, 2003).
10.40	Amendment to Employment Agreement of William B. Dockser, dated as of January 14, 2003 (incorporated by reference to Exhibit 10.9 to Form 8-K filed with the SEC on January 30, 2003).
10.41
Employment Agreement dated and effective as of June 29, 2001 between the Company and William B. Dockser (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 10, 2001).
10.42	Amendment to Employment Agreement of H. William Willoughby, dated as of January 14, 2003 (incorporated by reference to Exhibit 10.10 to Form 8-K filed with the SEC on January 30, 2003).
10.43
Employment Agreement dated and effective as of June 29, 2001 between the Company and H. William Willoughby (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 10, 2001).
16.1	Letter from Arthur Andersen LLP to the SEC dated May 10, 2002 (incorporated by reference to Exhibit 16 to Current Report on Form 8-K filed with the SEC on May 10, 2002).
18.1
Letter from the Company's former independent public accountants, Arthur Andersen LLP, regarding the change in accounting policy related to the recognition of special servicing fee revenue by CRIIMI MAE Services Limited Partnership, a wholly owned subsidiary of the Company (incorporated by reference to Exhibit 18 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
21.1	Subsidiaries of CRIIMI MAE Inc. (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
23.2	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1
Letter to Securities and Exchange Commission from the Company dated March 27, 2002 regarding the representations received from Arthur Andersen LLP in connection with its audit of the Company's December 31, 2001 consolidated financial statements (incorporated by reference to Exhibit 99(p) to Annual Report on Form 10-K for 2001).
99.2	Special Serviced Loan Report relating to specially serviced loans underlying the Company's CMBS as of December 31, 2003 (filed herewith).
  (b)
  Reports on Form 8-K

Date	Purpose
October 16, 2003	To report a press release dated October 15, 2003 announcing the resignation of Executive Vice President David B. Iannarone effective October 24, 2003.
October 30, 2003	To report a press release dated October 29, 2003 announcing the appointment of Stephen M. Abelman as Executive Vice President—Asset Management effective October 29, 2003.
November 12, 2003	To report a press release dated November 11, 2003 announcing the declaration of cash dividends for the fourth quarter of 2003 on our Series B, Series F and Series G Preferred Stock.
November 12, 2003	To report a press release dated November 12, 2003 announcing our financial results for the three and nine months ended September 30, 2003.
December 19, 2003	To report a press release dated December 17, 2003 announcing the prepayment of the $24.5 million balance of a 7% funding note issued to Fannie Mae.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIIMI MAE INC.
March 12, 2004 DATE	/s/ BARRY S. BLATTMAN Barry S. Blattman Chairman of the Board and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 12, 2004 DATE	/s/ BARRY S. BLATTMAN Barry S. Blattman Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
March 12, 2004 DATE	/s/ CYNTHIA O. AZZARA Cynthia O. Azzara Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
March 9, 2004 DATE	/s/ JEFFREY M. BLIDNER Jeffrey M. Blidner Director
March 9, 2004 DATE	/s/ JOSHUA B. GILLON Joshua B. Gillon Director
March 9, 2004 DATE	/s/ ARTHUR N. HAUT Arthur N. Haut Director

March 9, 2004 DATE	/s/ ROBERT J. MERRICK Robert J. Merrick Director
March 9, 2004 DATE	/s/ JOHN S. MOODY John S. Moody Director
March 9, 2004 DATE	/s/ BRUCE K. ROBERTSON Bruce K. Robertson Director
March 9, 2004 DATE	/s/ GLENN J. RUFRANO Glenn J. Rufrano Director
March 9, 2004 DATE	/s/ ROBERT E. WOODS Robert E. Woods Director

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
CRIIMI MAE Inc.

        We have audited the accompanying consolidated balance sheets of CRIIMI MAE Inc. and subsidiaries (CRIIMI MAE) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of CRIIMI MAE's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of CRIIMI MAE as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements and included an explanatory paragraph that disclosed the change in CRIIMI MAE's method of accounting for derivatives and CRIIMI MAE Services Limited Partnership's, a wholly-owned subsidiary of CRIIM MAE, method of accounting for special servicing fee revenue both of which are discussed in Note 2 to these consolidated financial statements.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRIIMI MAE at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the consolidated financial statements, CRIIMI MAE changed its method of accounting for preferred stock issuance costs in 2003 and changed its method of accounting for goodwill and other intangible assets in 2002.

Ernst & Young LLP
McLean, Virginia
March 8, 2004

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

CRIIMI MAE INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
Assets:
Mortgage assets:
Subordinated CMBS pledged to secure recourse debt, at fair value	$511,681,345	$535,507,892
CMBS pledged to secure Securitized Mortgage Obligations—CMBS, at fair value	325,321,411	326,472,580
Other MBS, at fair value	3,900,132	5,247,771
Insured mortgage securities pledged to secure Securitized Mortgage Obligations, at fair value	122,376,761	275,340,234
Insured mortgage securities pledged to secure recourse debt, at fair value	25,120,897	—
Equity investments	3,530,436	6,247,868
Other assets	25,603,905	24,987,348
Receivables	24,013,265	16,293,489
Servicing other assets	5,964,635	13,775,138
Servicing cash and cash equivalents	4,427,615	12,582,053
Other cash and cash equivalents	17,271,342	16,669,295
Restricted cash and cash equivalents	—	7,961,575

Total assets	$1,069,211,744	$1,241,085,243

Liabilities:
Bear Stearns variable rate secured debt	$296,250,000	$—
Bear Stearns repurchase agreement	22,526,000
BREF senior subordinated secured note	31,266,667	—
Securitized mortgage obligations:
Collateralized bond obligations—CMBS	288,979,376	285,844,933
Collateralized mortgage obligations—insured mortgage securities	119,237,756	252,980,104
Mortgage payable	7,332,404	7,214,189
Payables and accrued expenses	10,007,787	26,675,724
Servicing liabilities	1,831,974	756,865
Exit variable-rate secured borrowing	—	214,672,536
Series A senior secured notes	—	92,788,479
Series B senior secured notes	—	68,491,323

Total liabilities	777,431,964	949,424,153

Shareholders' equity:
Preferred stock, $0.01 par; 75,000,000 shares authorized; 3,424,992 shares issued and outstanding	34,250	34,250
Common stock, $0.01 par; 300,000,000 shares authorized; 15,384,648 and 13,945,068 shares issued and outstanding, respectively	153,846	139,451
Accumulated other comprehensive income	91,582,756	102,122,057
Deferred compensation	(766,093)	(19,521)
Warrants outstanding	2,564,729	—
Additional paid-in capital	633,348,675	620,411,938
Accumulated deficit	(435,138,383)	(431,027,085)

Total shareholders' equity	291,779,780	291,661,090

Total liabilities and shareholders' equity	$1,069,211,744	$1,241,085,243

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2003	2002	2001
Interest income:
CMBS Interest Income:
Income from Investment Grade CMBS	$26,292,699	$26,037,116	$25,706,810
Income from Subordinated CMBS	62,588,506	74,576,975	79,816,023
Insured mortgage securities	15,533,660	23,845,841	28,852,719

Total interest income	104,414,865	124,459,932	134,375,552

Interest and related expenses:
Bear Stearns variable rate secured debt	13,593,337	—	—
BREF senior subordinated secured note	4,783,855	—	—
Bear Stearns repurchase agreement	13,644	—	—
Exit variable-rate secured borrowing	859,106	14,928,105	14,648,215
Series A senior secured notes	2,130,722	11,638,828	8,780,576
Series B senior secured notes	2,697,006	13,904,086	9,224,817
Fixed-rate collateralized bond obligations—CMBS	26,125,662	25,788,683	25,518,425
Fixed-rate collateralized mortgage obligations—insured securities	18,652,818	25,394,390	27,097,730
Variable-rate secured borrowings—CMBS	—	—	7,325,059
Fixed-rate senior unsecured notes	—	—	2,712,142
Hedging expense	999,544	1,101,746	1,073,392
Other interest expense	943,982	987,567	2,480,604

Total interest expense	70,799,676	93,743,405	98,860,960

Net interest margin	33,615,189	30,716,527	35,514,592

General and administrative expenses	(11,985,927)	(10,618,303)	(10,951,420)
Deferred compensation expense	(204,311)	(110,154)	—
Depreciation and amortization	(567,629)	(1,095,861)	(3,718,485)
Servicing revenue	9,483,196	10,985,770	6,683,886
Servicing general and administrative expenses	(9,167,932)	(8,854,569)	(5,570,162)
Servicing amortization, depreciation, and impairment expenses	(1,811,028)	(2,173,137)	(1,699,186)
Servicing restructuring expenses	(148,878)	(188,614)	(437,723)
Servicing gain on sale of servicing rights	—	4,864,274	—
Servicing (loss) gain on sale of investment-grade CMBS	(5,672)	241,160	—
Income tax benefit (expense)	602,577	(460,288)	336,439
Equity in earnings (losses) from investments	141,732	(41,882)	(1,632,042)
Other income, net	1,317,433	2,646,033	3,983,412
Net losses on mortgage security dispositions	(645,169)	(995,412)	(41,982)
Impairment on Subordinated CMBS	(14,738,431)	(70,225,506)	(34,654,930)
BREF maintenance fee	(1,663,667)	—	—
Hedge ineffectiveness	(1,949,439)	—	—
Executive contract termination costs	(2,852,915)	—	—
Recapitalization expenses	(3,196,603)	(1,048,559)	—
Net gain on extinguishment of debt	6,672,872	—	—
Reorganization items	—	—	(1,813,220)
Emergence financing origination fee	—	—	(3,936,616)

	(30,719,791)	(77,075,048)	(53,452,029)

Net income (loss) before cumulative effect of change in accounting principle	2,895,398	(46,358,521)	(17,937,437)
Cumulative effect of adoption of SFAS 142	—	(9,766,502)	—
Cumulative effect of change in accounting principle related to servicing revenue	—	—	1,995,262
Cumulative effect of adoption of SFAS 133	—	—	(135,142)

Net income (loss) before dividends paid or accrued on preferred shares	2,895,398	(56,125,023)	(16,077,317)
Dividends paid or accrued on preferred shares, including redemption costs	(7,006,696)	(9,337,018)	(8,145,481)

Net loss to common shareholders	$(4,111,298)	$(65,462,041)	$(24,222,798)

Earnings per common share:
Basic and diluted—before cumulative effect of change in accounting principle	$(0.27)	$(4.06)	$(2.35)

Basic and diluted—after cumulative effect of change in accounting principle	$(0.27)	$(4.77)	$(2.18)

Shares used in computing basic earnings per share	15,149,303	13,710,914	11,087,790

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the years ended December 31, 2003, 2002 and 2001

	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Warrants Outstanding	Total Shareholders' Equity	Comprehensive Income (Loss)
Balance at December 31, 2000	$61,245	$62,353	$612,496,343	$(341,342,246)	$(3,019,679)	$—	$—	$268,258,016
Net loss before dividends paid or accrued on preferred shares	—	—	—	(16,077,317)	—	—	—	(16,077,317)	$(16,077,317)
Other comprehensive income:
Adjustment to unrealized losses on mortgage assets	—	—	—	—	(3,040,719)	—	—	(3,040,719)	(3,040,719)
Adjustment to unrealized loss on interest rate cap	—	—	—	—	(383,200)	—	—	(383,200)	(383,200)

Comprehensive loss									$(19,501,236)

Dividends accrued or paid on preferred shares	—	—	—	(8,145,481)	—	—	—	(8,145,481)
Common shares issued related to preferred stock dividends	—	30,334	20,405,150	—	—	—	—	20,435,484
Conversion of preferred shares into common shares	(25,265)	36,695	(11,430)	—	—	—	—	—
Common shares issued	—	2	1,458	—	—	—	—	1,460
Common shares redeemed in reverse stock split in lieu of fractional shares	—	(11)	(3,554)	—	—	—	—	(3,565)

Balance at December 31, 2001	35,980	129,373	632,887,967	(365,565,044)	(6,443,598)	—	—	261,044,678
Net loss before dividends paid or accrued on preferred shares		—	—	(56,125,023)	—	—	—	(56,125,023)	$(56,125,023)
Other comprehensive income:
Adjustment to unrealized gains and losses on mortgage assets	—	—	—	—	109,170,220	—	—	109,170,220	109,170,220
Adjustment to unrealized losses on interest rate caps	—	—	—	—	(604,565)	—	—	(604,565)	(604,565)

Comprehensive income									$52,440,632

Dividends accrued or paid on preferred shares	—	—	—	(9,337,018)	—	—	—	(9,337,018)
Common shares issued related to preferred stock dividends	—	9,664	3,435,128	—	—	—	—	3,444,792
Common shares issued	—	89	43,341	—	—	—	—	43,430
Restricted stock issued	—	325	129,350	—	—	(129,675)	—	—
Amortization of deferred compensation	—	—	—	—	—	110,154	—	110,154
Redemption of Series E Preferred Stock	(1,730)	—	(16,083,848)	—	—	—	—	(16,085,578)

Balance at December 31, 2002	34,250	139,451	620,411,938	(431,027,085)	102,122,057	(19,521)	—	291,661,090
Net income before dividends paid or accrued on preferred shares	—	—	—	2,895,398	—	—	—	2,895,398	$2,895,398
Other comprehensive income:
Adjustment to unrealized gains and losses on mortgage assets	—	—	—	—	(16,252,696)	—	—	(16,252,696)	(16,252,696)
Adjustment to unrealized gains and losses on derivative financial instruments	—	—	—	—	5,713,395	—	—	5,713,395	5,713,395

Comprehensive loss									$(7,643,903)

Dividends paid on preferred shares	—	—	—	(7,006,696)	—	—	—	(7,006,696)
Common shares issued	—	13,742	14,196,162	—	—	—	—	14,209,904
Restricted stock issued	—	966	1,087,203	—	—	(1,088,169)	—	—
Amortization of deferred compensation	—	—	—	—	—	204,312	—	204,312
Accelerated vesting of stock options	—	—	547,600	—	—	—	—	547,600
Shares repurchased or forfeited	—	(313)	(329,499)	—	—	137,285	—	(192,527)
Warrants issued	—	—	(2,564,729)	—	—	—	2,564,729	—

Balance at December 31, 2003	$34,250	$153,846	$633,348,675	$(435,138,383)	$91,582,756	$(766,093)	$2,564,729	$291,779,780

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss) before dividends paid or accrued on preferred shares	$2,895,398	$(56,125,023)	$(16,077,317)
Adjustments to reconcile net income (loss) before dividends paid or accrued on preferred shares to net cash provided by operating activities:
Gain on extinguishment of debt (non-cash portion)	(7,122,818)	—	—
Amortization of discount and deferred financing costs on debt	10,751,564	7,581,595	4,650,912
Discount amortization on mortgage assets, net	(10,939,596)	(11,310,220)	(10,121,136)
Accrual of extension fees related to Exit Debt	336,921	4,308,290	3,142,159
Depreciation and other amortization	567,629	1,095,861	3,718,485
Net losses on mortgage security dispositions	645,169	995,412	41,982
Equity in earnings from investments	(141,732)	41,882	1,632,042
Servicing amortization, depreciation and impairment	1,811,028	2,173,137	1,699,186
Hedging expense	999,544	1,101,746	1,208,534
Recapitalization expenses (non-cash portion)	1,127,225	—	—
Amortization of deferred compensation	204,312	110,154	—
Impairment on Subordinated CMBS	14,738,431	70,225,506	34,654,930
Interest accreted to debt	1,266,667	4,553,940	2,138,914
Hedge ineffectiveness expense	1,949,439	—	—
Gain on sale of servicing rights and investment-grade CMBS	5,672	(5,105,434)	—
Cumulative effect of adoption of SFAS 142	—	9,766,502	—
Cumulative effect of change in accounting principle related to servicing revenue	—	—	(1,995,262)
Changes in assets and liabilities:
Decrease in restricted cash and cash equivalents	7,961,575	30,252,702	57,631,724
(Increase) decrease in receivables and other assets	(6,553,520)	608,295	24,246,641
Decrease in payables and accrued expenses	(4,740,108)	(6,823,422)	(46,607,226)
Decrease (increase) in servicing other assets	2,641,645	3,036,686	(1,369,229)
Increase (decrease) in servicing liabilities	1,075,109	(2,903,308)	449,580
Sales (purchases) of other MBS, net	1,314,484	3,288,094	(4,244,330)
Change in reorganization items accrual	—	—	(1,755,193)
Non-cash reorganization items	—	—	(366,529)

Net cash provided by operating activities	20,794,038	56,872,395	52,678,867

Cash flows from investing activities:
Proceeds from mortgage security prepayments and dispositions	123,416,778	73,070,231	35,235,975
Proceeds from prepayment of mezzanine loan	1,696,749	—	—
Distributions received from AIM Limited Partnerships	3,336,528	2,662,014	3,556,809
Receipt of principal payments from insured mortgage securities	2,884,415	3,823,603	4,308,118
Cash received in excess of income recognized on Subordinated CMBS	3,323,182	2,919,904	3,591,841
Principal payments on Subordinated CMBS	3,247,664	—	—
Proceeds from sale of servicing rights by CMSLP	—	8,810,923	—
Purchases of investment-grade CMBS by CMSLP	—	(10,108,652)	—
Sales of investment-grade CMBS by CMSLP	3,316,508	5,659,875	—
Cash reflected upon consolidation of CMSLP	—	—	6,841,907

Net cash provided by investing activities	141,221,824	86,837,898	53,534,650

Cash flows from financing activities:
Principal payments on securitized mortgage debt obligations	(137,712,348)	(76,727,913)	(39,386,850)
Principal payments on recourse debt	(379,702,338)	(36,239,032)	(23,740,992)
Principal payments on secured borrowings and other debt obligations	(108,123)	(100,392)	(132,353,015)
Proceeds from issuance of debt	352,526,000	—	—
Payment of debt issuance costs	(6,402,445)	—	—
Payment of dividends on preferred shares	(12,186,376)	—	—
Proceeds from the issuance of common stock, net	14,209,904	43,431	—
Redemption of Series E Preferred Stock, including accrued dividends	—	(18,733,912)	—
Common stock repurchased	(192,527)	—	(3,565)

Net cash used in financing activities	(169,568,253)	(131,757,818)	(195,484,422)

Net (decrease) increase in other cash and cash equivalents	(7,552,391)	11,952,475	(89,270,905)
Cash and cash equivalents, beginning of period(1)	29,251,348	17,298,873	106,569,778

Cash and cash equivalents, end of period(1)	$21,698,957	$29,251,348	$17,298,873

(1)
Comprised of Servicing cash and cash equivalents and Other cash and cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION

General

        CRIIMI MAE Inc. (together with its consolidated subsidiaries, We or CRIIMI MAE) is a commercial mortgage company structured as a self-administered real estate investment trust (or REIT). We currently own, and manage, a significant portfolio of commercial mortgage-related assets. Historically, we have focused primarily on acquiring high-yielding, non-investment grade (rated below BBB- or unrated) commercial mortgage-backed securities (subordinated CMBS). We commenced operations in 1989, are incorporated in Maryland, and are not a government sponsored entity or in any way affiliated with the United States government or any United States government agency. Our stock is traded on the New York Stock Exchange under the symbol "CMM".

        Our existing business consists of investments in our core assets (subordinated CMBS backed by pools of commercial mortgage loans on multifamily, retail, hotel, and other commercial real estate) and investments in non-core assets (direct and indirect investments in government-insured mortgage-backed securities and a limited number of other assets). We also are a trader in CMBS, residential mortgage-backed securities, agency debt securities and other fixed income securities. We intend to refinance the shorter-term, recourse debt related to our existing subordinated CMBS through a collateralized debt obligation (CDO), other refinancing transaction, or combination thereof, by mid-2004.

        During late 2003, we undertook a review of the current market for acquisition of subordinated CMBS in preparation for the expected resumption of such acquisition activities in 2004. Due to a variety of factors such as increased competition in the sector, less attractive investment yields and underwriting standards that are widely believed to be deteriorating due to the surplus of investment capital dedicated to the subordinated CMBS market, we now believe that it is more prudent for us to focus our 2004 investment activity in the "manufacturing" of subordinated CMBS investments rather than pursuing secondary-market acquisition opportunities as we have in the past. By "manufacturing" we mean directly originating, or purchasing at origination, commercial mortgage loans, and financing these loans via the periodic issuance of investment-grade rated CMBS. This strategy would continue our historical focus on higher-yielding tranches of CMBS, but would allow us to better control the risk inherent in such investments by involving the company in the transactions at inception (i.e. at the time the loans are originated).

January 2003 Recapitalization

        On January 23, 2003, we completed a recapitalization of the secured debt incurred upon our emergence from Chapter 11 in April 2001. We refer to that secured debt as the Exit Debt. This recapitalization was funded with approximately $344 million in proceeds from debt and equity financings and a portion of our available cash and liquid assets. The recapitalization included approximately $14 million in common equity and $30 million in senior secured subordinated debt purchased by Brascan Real Estate Finance Fund I L.P., a private asset management fund established by Brascan Corporation and a New York-based management team. We refer to the senior secured subordinated debt as the BREF Debt and Brascan Real Estate Finance Fund I L.P. as BREF Fund. Additionally, we received $300 million in secured financing in the form of a repurchase transaction from a unit of Bear, Stearns & Co., Inc. (the Bear Stearns Debt).

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

        Our reorganization plan provided for the payment in full of all of our allowed claims primarily through the Chapter 11 reorganization (including proceeds from certain asset sales) totaling $847 million. Included in the Chapter 11 reorganization was approximately $262.4 million in Exit Debt provided by affiliates of Merrill Lynch Mortgage Capital, Inc. (or Merrill Lynch) and German American Capital Corporation (or GACC) through a variable-rate secured financing facility (the Exit Variable-Rate Secured Borrowing), in the form of a repurchase transaction, and approximately $166.8 million in Exit Debt provided through two series of senior secured notes issued to some of our unsecured creditors. All rights and obligations of Merrill Lynch and GACC under the Exit Variable-Rate Secured Borrowing operative agreements were subsequently assigned to ORIX Capital Markets, LLC. The Exit Debt was directly or indirectly secured by substantially all of our assets, and virtually all of our cash flows relating to existing assets were used to satisfy principal, interest and fee obligations under the Exit Debt and to pay our general and administrative and other operating expenses. The terms of the Exit Debt significantly restricted the amount of cash dividends that could be paid to shareholders. All Exit Debt was paid off in full in connection with the January 2003 recapitalization. Under our reorganization plan, the holders of our equity retained their shares of stock.

REIT Status/Net Operating Loss for Tax Purposes

        REIT Status.    We have elected to qualify as a REIT for tax purposes under sections 856-860 of the Internal Revenue Code. We are required to meet income, asset, ownership and distribution tests to maintain our REIT status. Although there can be no assurance, we believe that we have satisfied the REIT requirements for all years through, and including 2003. There can also be no assurance that we will maintain our REIT status for 2004 or subsequent years. If we fail to maintain our REIT status for any taxable year, we will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, we may have insufficient funds to pay any such tax and also may be unable to comply with some or all of our obligations, including the Bear Stearns and BREF Debt.

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

        As a result of our election in 2000 to be taxed as a trader, we recognized a mark-to-market tax loss on our Trading Assets on January 1, 2000 of approximately $478 million (the January 2000 Loss). Such loss was recognized evenly for tax purposes over four years beginning with the year 2000 and ending in 2003. Such loss was ordinary, which allowed us to offset our ordinary income.

        We generated a net operating loss (or NOL) for tax purposes of approximately $84.0 million and $83.6 million during the years ended December 31, 2003 and 2002, respectively. As such, our taxable income was reduced to zero and, accordingly, our REIT distribution requirement was eliminated for

2003 and 2002. As of December 31, 2003, our accumulated and unused net operating loss (or NOL) was $307.8 million. Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back because we are a REIT.

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

        If we are required to make taxable income distributions to our shareholders to satisfy required REIT distributions, all or a substantial portion of these distributions, if any, may be in the form of non-cash dividends. There can be no assurance that such non-cash dividends would satisfy the REIT distribution requirements and, as such, we could lose our REIT status or may not be able to satisfy some or all of our contractual obligations.

        Our future use of NOLs for tax purposes could be substantially limited in the event of an "ownership change" as defined under Section 382 of the Internal Revenue Code. As a result of these limitations imposed by Section 382 of the Internal Revenue Code, in the event of an ownership change, our ability to use our NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards cannot be fully utilized under these limitations within the carryforward periods, the NOL carryforwards would expire unutilized. Accordingly, after any ownership change, our ability to use our NOLs to reduce or offset taxable income would be substantially limited or not available under Section 382. In general, a company reaches the "ownership change" threshold if the "5% shareholders" increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of the company's capital stock. If an "ownership change" occurs under Section 382 of the Internal Revenue Code, our prospective use of our accumulated and unused NOL will be limited.

        We do not believe BREF Fund's investment in our common stock and warrants to purchase common stock has created an "ownership change" under Section 382. In addition, we are not aware of any other acquisition of shares of our capital stock that has created an "ownership change" under Section 382. We have adopted a shareholder rights plan and amended our charter to minimize the chance of an ownership change within the meaning of Section 382 of the Internal Revenue Code; however there can be no assurance that an ownership change will not occur.

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

        To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement). According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Other Real Estate Interests and that certain of our government insured mortgage securities also constitute

Qualifying Interests. In accordance with current SEC staff interpretations, we believe that all of our subordinated CMBS constitute Other Real Estate Interests and that certain of our subordinated CMBS also constitute Qualifying Interests. On certain of our subordinated CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related subordinated CMBS constitute Qualifying Interests. As of December 31, 2003, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.

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

Consolidation and Minority Interests

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

Reclassifications

        Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

Other Cash and Cash Equivalents and Servicing Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and money market accounts.

Restricted Cash and Cash Equivalents

        Restricted cash and cash equivalents consisted of cash and money market accounts that were legally restricted pursuant to covenants under the Exit Debt.

Transfer of Financial Assets

        We have transferred assets (mortgages and mortgage securities) in securitization transactions where the transferred assets become the sole source of repayment for newly issued debt. These transfers of financial assets were accounted for in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as amended by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125." The transfer is treated as a sale when both legal and control rights to a financial asset are transferred. Transfers are assessed on an individual component basis. In a securitization, the cost basis of the original assets transferred is allocated to each of the new financial components based upon the relative fair value of the new financial components. For components where sale treatment is achieved, a gain or loss is recognized for the difference between that component's allocated cost basis and fair value. For components where sale treatment is not achieved, an asset is recorded representing the allocated cost basis of the new financial components retained and the related incurrence of debt is also recorded. In transactions where none of the components are sold, we recognize the incurrence of debt and the character of the collateralizing assets remains unchanged.

Income Recognition and Carrying Basis

  CMBS

        We recognize income on our CMBS in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Under EITF 99-20, we calculate a revised yield based on the current amortized cost of the investment and the revised future cash flows when there has been a change in estimated future cash flows from the cash flows previously projected (generally due to credit losses and/or prepayment speeds). This revised yield is applied prospectively to recognize interest income. We classify our CMBS as "available for sale" and carry them at fair market value with temporary changes in fair value recorded as a component of shareholders' equity.

  Insured Mortgage Securities

        Our consolidated investment in insured mortgage securities consists of participation certificates generally evidencing a 100% undivided beneficial interest in government-insured multifamily mortgages issued or sold pursuant to programs of the Federal Housing Administration, or FHA, and mortgage-backed securities guaranteed by the Government National Mortgage Association, or GNMA. Payment of principal and interest on FHA-insured certificates is insured by the U.S. Department of Housing and Urban Development, or HUD, pursuant to Title 2 of the National Housing Act. Payment of principal and interest on GNMA mortgage-backed securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act. Our insured mortgage securities are classified as "available for sale." As a result, we carry our insured mortgage securities at fair value with changes in fair value recorded as a component of shareholders' equity.

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

  Equity Investments

        CRIIMI, Inc., a wholly owned subsidiary, owns all of the general partnership interests in American Insured Mortgage Investors (AIM 84), American Insured Mortgage Investors—Series 85, L.P., American Insured Mortgage Investors L.P.—Series 86 and American Insured Mortgage Investors L.P.—Series 88 (collectively, referred to as the AIM Limited Partnerships). The AIM Limited Partnerships own mortgage assets which are substantially similar to our insured mortgage securities. CRIIMI, Inc. receives the general partner's share of income, loss and distributions (which ranges from 2.9% to 4.9%) from each of the AIM Limited Partnerships. In addition, we own a 20% limited partnership interest in the advisor to the AIM Limited Partnerships. We are utilizing the equity method of accounting (because we do not control these investees) for our investment in the AIM Limited Partnerships and advisory partnership, which provides for recording our share of net earnings or losses in the AIM Limited Partnerships and advisory partnership reduced by distributions from the limited partnerships and adjusted for purchase accounting amortization. AIM 84, AIM 86 and AIM 88 were liquidated in February 2004, resulting in an aggregate liquidating distribution to us of approximately $1.8 million. Our general partner share of income, loss and distributions for the one remaining AIM Limited Partnership, AIM 85, is 4.9%.

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

Impairment

  CMBS

        We assess each CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: (1) our revised projected cash flows related to the CMBS and the CMBS's current cost basis result in a decrease in the yield compared to what was previously used to recognize income, or (2) fair value has been below amortized cost for a significant period of time and we conclude that we no longer have the ability or intent to hold the security for the period that fair value is expected to be below amortized cost through the period of time we expect the value to recover to amortized cost. This decrease in yield would be primarily a result of the credit quality of the security declining and a determination that the current estimate of expected future credit losses exceeds credit losses as originally projected or that expected credit losses will occur sooner than originally projected. The amount of impairment loss is measured by comparing the fair value, based on available market information and management's estimates, of the subordinated CMBS to its current amortized cost basis; the difference is recognized as a loss in the income statement. We assess current economic events and conditions that impact the value of our CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred. During the years ended December 31, 2003, 2002 and 2001, we recognized impairment charges of $14.7 million, $70.2 million and $34.7 million on our subordinated CMBS, respectively. See Note 4 for further discussion of the impairment charges.

        None of our subordinated CMBS have fair values that are below their respective amortized cost basis at December 31, 2003.

  Insured Mortgage Securities

        We assess each insured mortgage security for other than temporary impairment when the fair market value of the asset declines below amortized cost for a significant period of time and we conclude that we no longer have the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of an insured mortgage security to its current amortized cost basis, with the difference recognized as a loss in the income statement. We did not recognize any impairment on our insured mortgage securities during the years ended December 31, 2003, 2002 and 2001.

        At December 31, 2003, some of our insured mortgage securities had fair values below their current amortized cost basis. The fair value and cost basis of these insured mortgages which have been in unrealized loss positions for greater than 12 months was approximately $5.4 million and $5.5 million, respectively, resulting in approximately $97,000 in unrealized losses. The fair value and cost basis of these insured mortgages which have been in unrealized loss positions for less than 12 months was approximately $59.6 million and $60.0 million, respectively, resulting in approximately $373,000 in unrealized losses. Considering the nature of these investments and the severity and duration of the unrealized losses, and based on our assessment as described above, we do not believe these insured mortgages are impaired at December 31, 2003.

  Equity Investments

        We recognize impairment on our investments accounted for under the equity method if a decline in the market value of the investment below its carrying basis is judged to be "other than temporary". During 2003 and 2002, the AIM Limited Partnerships experienced a significant amount of prepayments of their insured mortgages. These prepayments reduced cash flows on our 20% investment in the advisor to the AIM Limited Partnerships. As a result, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the advisor to the AIM Limited Partnerships evaluated its investment in the advisory contracts for impairment. The advisor reduced the value of its investment in the advisory contracts to the AIM Limited Partnerships and recorded an impairment charge. Our portion of the impairment charge, totaling approximately $233,000 and $460,000, during the years ended December 31, 2003 and 2002, respectively, is included in Equity in Earnings from Investments in our Consolidated Statement of Income. This investment is included in our Portfolio Investment segment. We did not recognize any impairment charges during 2001.

        Also, as a result of the significant prepayments experienced by the AIM Limited Partnerships, CMSLP's cash flows from its sub-advisory contracts with the AIM Limited Partnerships have been reduced. As a result, in accordance SFAS No. 144, we evaluated CMSLP's investment in the sub-advisory contracts for impairment. Our estimated future undiscounted cash flows from this investment were projected to be less than the book value on the investment during 2003 and 2002. As a result, we believed that CMSLP's investment in the sub-advisory contracts was impaired at each of those dates. We estimated the fair value of the investment using a discounted cash flow methodology. We reduced the value of CMSLP's investment in the sub-advisory contracts with the AIM Limited Partnerships and recorded an impairment charge of approximately $499,000 and $340,000 during the years ended December 31, 2003 and 2002, respectively, which is included in Servicing amortization, depreciation and impairment expenses in our Consolidated Statement of Income. We did not recognize any impairment charges on CMSLP's equity investment during 2001.

Receivables

        Receivables primarily consist of interest and principal receivables. In addition, prepayments in the insured mortgage securities portfolio, if any, that have not yet been received are included in receivables.

Other Assets

        Other assets primarily include deferred financing costs, deferred costs, investment in mezzanine loans, the fair value of derivative financial instruments and real estate owned.

        Deferred financing costs are costs incurred in connection with the establishment of our financing facilities and are amortized using the effective interest method over the terms of the borrowings. Also included in deferred costs are mortgage selection fees, which were paid in connection with acquisitions of the insured mortgage securities. These deferred costs are being amortized using the effective interest method on a specific mortgage basis from the date of the acquisition of the related mortgage over the term of the mortgage. Upon disposition of a mortgage, the related unamortized fee is treated as part of the mortgage asset carrying value in order to measure the gain or loss on the disposition.

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

Servicing Other Assets and Servicing Liabilities

        At December 31, 2003 and 2002, the following comprised servicing other assets and servicing liabilities (in thousands):

	2003	2002
Receivables and other assets	$3,293	$5,717
Investment in interest-only certificates and CMBS	1,579	5,374
AIM Limited Partnerships' sub-advisory contracts(1)	162	1,034
Other, including fixed assets	931	1,650

Total servicing other assets	$5,965	$13,775

Accounts payable	$1,832	$757

(1)
As discussed earlier in this Note, we recorded impairment charges of approximately $499,000 and $340,000 related to this asset during 2003 and 2002, respectively.

Servicing Revenue and Servicing Amortization, Depreciation and Impairment

        Servicing revenue represents revenue earned by CMSLP, which primarily consists of mortgage servicing fees, assumption fees, other ancillary servicing fees, interest income, and sub-advisory fees from the AIM Limited Partnerships. Servicing amortization, depreciation and impairment expenses include CMSLP's amortization of sub-advisory fees, impairment on mortgage servicing rights, impairment on sub-advisory contracts (as discussed above) and depreciation and amortization of fixed and other assets.

        For the years ended December 31, 2003, 2002 and 2001, the following comprised servicing revenue and servicing expenses (in thousands):

	2003	2002		2001(1)
Mortgage servicing fees	$5,398	$5,463		$3,570
Assumption fees and other servicing income	3,472	4,312		2,178
Interest income	264	694		835
AIM Limited Partnerships' sub-advisory fees	349	517		303

Total servicing revenue	$9,483	$10,986	(2)	$6,886

Amortization of sub-advisory fees and mortgage servicing rights	$405	$690		$734
Depreciation and amortization of fixed and other assets	881	1,073		466
Impairment on AIM Limited Partnerships' sub-advisory contracts, mortgage servicing rights and CMBS	525	410		499

Total servicing amortization, depreciation and impairment	$1,811	$2,173		$1,699

(1)
The 2001 amounts reflect CMSLP's results during the period July 1, 2001 through December 31, 2001, since CMSLP was not accounted for on a consolidated basis until July 2001.

(2)
Excludes gain on sales of servicing rights and investment-grade CMBS, which were recognized in 2002.

Discounts on Debt

        Discounts incurred in connection with the issuance of debt are amortized using the effective interest method over the projected term of the related debt, which is based on management's estimate of prepayments on the underlying collateral and are included as a component of interest expense. In addition, as discussed in Note 6, prior to January 2003 there were significant extension fees payable accrued under the terms of the Exit Debt. We had estimated the amounts of these extension fees and were amortizing the fees using the effective interest method over the term of the related debt. However, these accrued extension fees were reversed into income in January 2003 (as they were no longer payable) due to the repayment of the Exit Debt.

Derivative Financial Instruments

        We adopted SFAS No. 133 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, we recorded a cumulative effect type adjustment of approximately $(135,000) in earnings to recognize, at fair value, the interest rate caps designated as cash flow hedges as of January 1, 2001.

        Our interest rate swaps are carried at fair value with the effective portion of the derivative's gain or loss recorded in other comprehensive income and subsequently recognized in earnings as hedging or interest expense in the same period or periods the hedged forecasted transaction affects earnings. The ineffective portion of the derivative's gain or loss is recorded in earnings as hedge ineffectiveness expense as it occurs. We record changes in fair value related to the effective portion of the derivative's gain or loss on a quarterly basis to accumulated other comprehensive income through other comprehensive income in accordance with SFAS 133. We record changes in fair value related to the ineffective portion of the derivative's gain or loss through hedge ineffectiveness expense in the income statement in accordance with SFAS 133. Upon the termination of a hedging relationship, the amount in accumulated other comprehensive income will be amortized over the remaining life of the previously hedged interest payments. See Note 7 for a further discussion.

        We have used interest rate caps to hedge the variability in interest payments associated with our variable rate debt. From January 1, 2001 through June 30, 2001, in accordance with SFAS No. 133, all changes in the fair value of the interest rate caps related to intrinsic value were recorded in other comprehensive income and all changes in fair value related to time value were recorded through earnings as those changes in fair value were considered ineffective. Beginning in July 1, 2001, we record all changes in fair value (both intrinsic and time value) through other comprehensive income in accordance with a FASB Derivatives Implementation Group interpretation. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows, which is monthly as the variable rate debt's interest rate resets monthly to one month LIBOR as does the interest rate cap. Upon the termination of a hedging relationship, the amount in accumulated other comprehensive income will be amortized over the remaining life of the previously hedged cash flows.

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

Earnings Per Share

        Basic earnings per share (or EPS) amounts represent net income, or loss, available to common shareholders divided by the weighted average common shares outstanding during the year. The weighted average common shares outstanding amounts include the weighted average amount of common shares payable or paid to preferred shareholders related to dividends as of the respective dividend declaration dates. Diluted earnings per share amounts represent basic EPS adjusted for dilutive common stock equivalents, which could include stock options, warrants and certain series of convertible preferred stock. See Note 14 for a reconciliation of basic earnings per share to diluted earnings per share.

Income Taxes

        We have elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code for the 2003 and 2002 tax years. We are required to meet income, asset, ownership and distribution tests to maintain our REIT status for federal and state tax purposes. We will monitor and minimize the levels of non-qualifying income in order to meet REIT qualification criteria. See Note 1 for additional discussion.

        During the years ended December 31, 2003, 2002 and 2001, no excess inclusion was distributed. Excess inclusion income results from our prior resecuritization of mortgage securities in our portfolio. A shareholder's allocable share of excess inclusion represents the minimum taxable income reportable by the shareholder for that year; it may not be offset by a net operating loss and may represent unrelated business taxable income for some shareholders.

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

        We and two of our subsidiaries incorporated in 2001 jointly elected to treat such two subsidiaries as TRS effective January 1, 2001. These subsidiaries allow us to earn non-qualifying REIT income while maintaining our REIT status. The partnership interests of CMSLP are held by these two subsidiaries. These subsidiaries are separately taxable entities that cannot use our net operating loss carry forward to reduce their taxable income. Thus, we will recognize income tax expense to the extent these subsidiaries are subject to income taxes.

Cash Flow

        The following is the supplemental cash flow information:

	Years ended December 31,
	2003	2002	2001
Cash paid for interest	$61,378,348	$72,488,764	$124,468,367
Cash paid for income taxes	264,356	947,300	42,000
Non-cash investing and financing activities:
Restricted stock issued	1,088,169	129,675	—
Preferred stock dividends paid in shares of common stock	—	3,444,792	20,443,229
Exit Debt incurred	—	—	(429,239,509)
Pre-emergence debt and payables repaid through issuance of Exit Debt	—	—	429,239,509
Fair value of real estate assets acquired	—	—	8,784,105
Fair value of real estate liabilities acquired	—	—	(569,991)
Fair value of mortgage assumed	—	—	(7,130,638)

Comprehensive Income

        Comprehensive income includes net earnings as currently reported (before dividends accrued or paid on preferred shares) adjusted for other comprehensive income. Other comprehensive income consists of (a) changes in unrealized gains and losses related to our CMBS and Other MBS and insured mortgage securities which were disposed of or impaired during the period with the resulting gain or loss reflected in net earnings (reclassification adjustments), (b) the change in the unrealized gain or loss related to those investments that were not disposed of or impaired during the period, and (c) certain changes in the fair value of our derivative financial instruments accounted for under SFAS No. 133. The table below details other comprehensive income for the periods presented:

	2003	2002	2001
Reclassification adjustment for (gains) losses from dispositions included in net income	$(1,570,878)	$1,829,607	$350,066
Reclassification adjustment for impairment losses recognized on CMBS included in net income	—	(406,724)	—
Unrealized holding (losses) gains on mortgage securities arising during the period	(14,681,818)	107,747,337	(3,390,785)
Unrealized gains (losses) on derivative financial instruments	5,713,395	(604,565)	(383,200)

Net adjustment to other comprehensive income	$(10,539,301)	$108,565,655	$(3,423,919)

        The following table summarizes our accumulated other comprehensive income:

	December 31, 2003	December 31, 2002
Unrealized gains on mortgage assets	$86,857,129	$103,109,822
Unrealized gains (losses) on derivative financial instruments	4,725,627	(987,765)

Accumulated other comprehensive income	$91,582,756	$102,122,057

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation (or FIN) No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. According to FIN No. 46R issued in December 2003, the Interpretation applies at the end of the first reporting period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not expect the adoption of FIN No. 46 to have a material effect on our financial position or results of operations.

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

        As the result of this guidance, we charged to income available to common shareholders approximately $1.2 million in preferred stock offering costs during the year ended December 31, 2002 related to our Series E preferred stock redeemed in March 2002. The following is a summary of the effect of this change in accounting principle on our Consolidated Statement of Income and Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income during the year ended December 31, 2002:

	As reported	Adjustment	Adjusted
Dividends paid or accured on preferred shares	$(8,122,791)	$(1,214,227)	$(9,337,018)
Net loss to common shareholders	(64,247,814)	(1,214,227)	(65,462,041)
Earnings (loss) per common share:
Basic and diluted — before cumulative effect of change in accounting principle	(3.97)	(0.09)	(4.06)
Basic and diluted — after cumulative effect of change in accounting principle	(4.69)	(0.08)	(4.77)
Additional paid-in capital	619,197,711	1,214,227	620,411,938
Accumulated deficit	(429,812,858)	(1,214,227)	(431,027,085)

        All applicable 2002 disclosures have been adjusted to reflect this change in accounting principle.

Change in Accounting Principle related to Special Servicing Fee Revenue Recognition

        As of July 1, 2001, CMSLP changed its accounting policy related to the recognition of special servicing fee revenue. Special servicing fees are paid to CMSLP when mortgage loans collateralizing CMBS owned by CRIIMI MAE are in default. Historically, CMSLP had deferred special servicing fee revenue and recorded that revenue into earnings using the method consistent with our policy of recognizing interest income over the life of our CMBS on the level yield basis. CMSLP changed its accounting policy to recognize the special servicing fees in earnings on a current basis as we believe this policy better matches the special servicing fees CMSLP earns with the direct costs expended for special servicing the loans. The CMBS and special servicing contracts are separate legal instruments or contracts.

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

Change in Accounting Principle due to Adoption of SFAS No. 142

        In 2001, the Financial Accounting Standards Board (or FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, among other things, prohibits the amortization of existing goodwill and certain types of other intangible assets and establishes a new method of testing goodwill for impairment. Under SFAS No. 142, the method for testing goodwill for impairment occurs at the reporting segment level (as defined in SFAS No. 142) and is performed using a fair value based approach. SFAS No. 142 was effective on January 1, 2002. The transition provisions of SFAS No. 142 required us to reclassify $8.4 million of intangible assets related to the merger in 1995, to goodwill. When combined with the current goodwill of $1.4 million, this resulted in $9.8 million of goodwill on our books. Effective upon adoption on January 1, 2002, we wrote off this goodwill and recorded a resulting impairment charge of approximately $9.8 million for this change in accounting principle. The goodwill relates to the Portfolio Investment segment (as defined in Note 20). The fair value of the segment was determined using a market capitalization approach and the impairment was primarily a result of the significant decrease in our common stock price since our merger in 1995. This change in accounting principle reduces our annual amortization expense by approximately $2.8 million through June 2005.

        The following table presents pro forma disclosures assuming that SFAS No. 142 was adopted at the beginning of 2001:

2001
Reported net loss to common shareholders	$(24,222,798)
Add: Goodwill amortization	399,468
Add: Intangible assets amortization	2,390,004

Adjusted net loss to common shareholders	$(21,433,326)

Basic and diluted earnings per share:
Reported basic and diluted earnings per share after cumulative effect of changes in accounting principles	$(2.18)
Goodwill amortization	0.04
Intangible assets amortization	0.21

Adjusted basic and diluted earnings per share after cumulative effect of changes in accounting principles	$(1.93)

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

  Reorganization Items

        Reorganization items were items of income and expense that were realized or incurred because of the Chapter 11 reorganization. During the year ended December 31, 2001, we recorded reorganization items due to the Chapter 11 filings of CRIIMI MAE, CRIIMI MAE Management and CRIIMI MAE Holdings II as follows (in thousands):

Reorganization Items	2001
Short-term interest income	$2,491
Professional fees	(3,870)
Other	(801)
Net recovery on real estate owned	367

Total reorganization expense, net	$(1,813)

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

	As of December 31, 2003		As of December 31, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
ASSETS:
Subordinated CMBS pledged to secure recourse debt(1)	$463,194	$511,681	$473,571	$535,508
CMBS pledged to secure Securitized Mortgage Obligations—CMBS(1)	287,093	325,321	287,040	326,473
Other MBS(1)	3,994	3,900	5,308	5,248
Insured mortgage securities pledged to secure Securitized Mortgage Obligations(1)	122,291	122,377	273,655	275,340
Insured mortgage securities pledged to secure recourse debt(1)	25,051	25,121	—	—
Derivative financial instruments(1)	38	3,438	992	4
Servicing other assets	See footnote (2)	See footnote (2)	See footnote (2)	See footnote (2)
Servicing cash and cash equivalents	4,428	4,428	12,582	12,582
Other cash and cash equivalents	17,271	17,271	16,669	16,669
Restricted cash and cash equivalents	—	—	7,962	7,962
LIABILITIES:
BREF senior subordinated secured note	31,267	33,950	—	—
Bear Stearns variable rate secured debt	296,250	296,250	—	—
Bear Stearns repurchase agreement	22,526	22,526
Securitized mortgage obligations:
Collateralized bond obligations—CMBS	288,979	325,321	285,845	326,473
Collateralized mortgage obligations—insured mortgage securities	119,238	122,791	252,980	266,367
Mortgage payable	7,332	7,364	7,214	7,341
Exit variable-rate secured borrowing	—	—	214,673	214,673
Series A senior secured notes	—	—	92,788	92,788	(3)
Series B senior secured notes	—	—	68,491	68,491	(3)

(1)
Recorded at fair value in the accompanying Consolidated Balance Sheet.

(2)
CMSLP owned subordinated CMBS and interest-only strips with an aggregate amortized cost basis of approximately $1.5 million and $1.9 million and a fair value of approximately $1.6 million and $2.1 million as of December 31, 2003 and December 31, 2002, respectively. Additionally, as of December 31, 2002, CMSLP owned investment-grade CMBS with an aggregate cost basis and fair value of approximately $3.3 million. The investment-grade CMBS were sold in January 2003 in connection with our recapitalization.

(3)
Since these notes were redeemed in January 2003 at face value, we disclosed the face value as the fair value as of December 31, 2002.

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CMBS

        Our determination of fair values for our CMBS portfolio is a subjective process. The process begins with the compilation and evaluation of pricing information (such as nominal spreads to U.S. Treasury securities or nominal yields) that, in our view, is commensurate with the market's perception of value and risk of our assets and comparable assets. We use a variety of sources to compile such pricing information including: (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS or to the CMBS (or collateral) underlying our CMBS issued in connection with CBO-1 and CBO-2), (ii) communications with dealers and active CMBS investors and/or advisors regarding the pricing and valuation of our securities and comparable securities, (iii) institutionally available research reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market's perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of underlying commercial mortgage loans. We make further adjustments to such pricing information based on our specific knowledge of our CMBS and the impact of relevant events, which is then used to determine the fair value of our CMBS using a discounted cash flow approach. Expected future gross cash flows are discounted at assumed market yields for our CMBS rated A+ through B, depending on the rating. The fair value for those CMBS incurring principal losses and interest shortfalls (i.e., B- rated bonds through our unrated/issuer's equity) based on our overall expected loss estimate are valued at a loss adjusted yield to maturity that, in our view, is commensurate with the market's perception of the value and risk of comparable securities, using a discounted cash flow approach. Such anticipated principal losses and interest shortfalls, as well as the timing and amount of potential recoveries of such shortfalls, are critical estimates and have been taken into consideration in the calculation of fair values and yields to maturity used to recognize interest income as of December 31, 2003. We have disclosed the range of discount rates by rating category used in determining the fair values as of December 31, 2003 in Note 4.

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

Insured Mortgage Securities

        We calculated the estimated fair value of the insured mortgage securities portfolio as of December 31, 2003 and 2002, using a discounted cash flow methodology. The cash flows were discounted using a discount rate and other assumptions that, in our view, was commensurate with the market's perception of risk and value. We used a variety of sources to determine the discount rate, including institutionally available research reports, communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities and recent transactions.

Servicing, Restricted and Other Cash and Cash Equivalents

        The carrying amount approximates fair value because of the short maturity of these instruments.

Obligations Under Financing Facilities

        The fair values of the securitized mortgage obligations as of December 31, 2003 and 2002 were calculated using a discounted cash flow methodology similar to that discussed for CMBS above. The carrying amount of the Bear Stearns Debt and the Bear Stearns repurchase agreement (and at December 31, 2002, the Exit Variable-Rate Secured Borrowing) approximates fair value because the current rate on the debt resets monthly based on market rates. The fair value of the BREF Debt was estimated by applying a discount rate to the debt's future cash flows. The discount rate was determined by considering the BREF Debt's relative position in our capital structure in relation to our other capital. The fair value of the mortgage payable is estimated based on current market interest rates of commercial mortgage debt. As of December 31, 2002, the fair values of the Series A and Series B Senior Secured Notes are the same as the face values since the notes were redeemed in January 2003.

Derivative Financial Instruments

        The fair values of our interest rate swaps and interest rate cap are the estimated amounts that we would realize to terminate the agreements as of December 31, 2003 and 2002, taking into account current interest rates and the current creditworthiness of the counterparties. The amounts were determined based on valuations received from the counterparties to the agreements.

4.     CMBS

        As of December 31, 2003, our assets, in accordance with GAAP, include CMBS with an aggregate face amount of approximately $1.5 billion rated from A+ to D and unrated. Such CMBS had an aggregate fair value of approximately $837 million (representing approximately 78% of our total consolidated assets) and an aggregate amortized cost of approximately $750 million. Such CMBS represent investments in securities issued in connection with CRIIMI MAE Trust 1 Series 1996-C1 (or CBO-1), CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2) and Nomura Asset Securities Corporation Series 1998-D6 (or Nomura). The following is a summary of the ratings of our CMBS as of December 31, 2003 (in millions):

Rating(1)	Fair Value	% of CMBS
Investment Grade Portfolio:
A+, BBB+ or BBB(2)	$325.3	39%
Retained Portfolio:
BB+, BB or BB-	$332.5	40%
B+, B or B-	$145.4	17%
CCC, D or Unrated	$33.8	4%

(1)
Ratings are provided by Standard & Poor's.

(2)
Represents investment grade securities that we reflect as assets on our balance sheet as a result of the issuance of the CBO-2 transaction. As indicated in footnote 4 to the table below, GAAP requires both these assets (reflected as "CMBS pledged to Secure Securitized Mortgage Obligation—CMBS") and their related liabilities (reflected as "Collateralized Bond Obligations—CMBS") to be reflected on our balance sheet. As of December 31, 2003, the fair value of these assets as reflected in our balance sheet was approximately $325.3 million and the amortized cost of the debt as reflected in our balance sheet was approximately $289.0 million. All cash flows related to the investment grade CMBS are used to service the corresponding securitized mortgage obligations. As a result, we currently receive no cash flows from the investment grade CMBS.

        As of December 31, 2003, the weighted average pay rate and the loss adjusted weighted average life (based on face amount) of the investment grade securities was 7.0% and 7.9 years, respectively. The weighted average pay rate and the loss adjusted weighted average life (based on face amount) of the BB+ through unrated CMBS securities, sometimes referred to as the retained portfolio, were 5.2% and 11.0 years, respectively. The aggregate investment by the rating of the CMBS is as follows:

Security Rating	Face Amount as of 12/31/03 (in millions)	Weighted Average Pay Rate as of 12/31/03	Loss Adjusted Weighted Average Life(1)	Fair Value as of 12/31/03 (in millions)		Discount Rate or Range of Discount Rates Used to Calculate Fair Value as of 12/31/03		Amortized Cost as of 12/31/03 (in millions)(5)		Amortized Cost as of 12/31/02 (in millions)
Investment Grade Portfolio
A+(4)	$59.4	7.0%	3 years	$62.2		4.5%		$57.0		$59.4
BBB+(4)	150.6	7.0%	9 years	152.2		6.8%		133.6		132.3
BBB(4)	115.2	7.0%	9 years	110.9		7.6%		96.5		95.3
Retained Portfolio
BB+	319.0	7.0%	11 years	256.2		10.2%-10.6%		227.1		223.0
BB	70.9	7.0%	13 years	52.0		11.5%		47.5		46.8
BB-	35.4	7.0%	14 years	24.3		12.4%		21.2		20.8
B+	88.6	7.0%	14 years	48.7		15.7%		46.9		46.0
B	177.2	8.9%	17 years	90.7		16.2-16.5%		86.5		85.1
B-(2)(10)	12.0	8.0%	17 years	6.0		15.0%	(8)	5.5		5.5
CCC(2)	70.9	—	1 year	—		15.0%	(8)	—		3.8
D(2)(9)(10)	106.3	0.5%	25 years	16.5		15.0%	(8)	11.8		22.6
Unrated/Issuer's Equity(2)(3)	256.5	2.4%	1 year	17.3		15.0%	(8)	16.7		20.0

Total	$1,462.0	5.6%	10 years	$837.0	(7)			$750.3	(6)	$760.6

(1)
The loss adjusted weighted average life represents the weighted average expected life of the CMBS based on our current estimate of future losses. As of December 31, 2003, the fair values of the B-, CCC, D and the unrated/issuer's equity were derived primarily from interest cash flow anticipated to be received since our current loss expectation assumes that the full principal amount of these securities will not be recovered. See also "Advance Limitations, Appraisal Reductions and Losses on CMBS" below.

(2)
The CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our subordinated CMBS. Such interest shortfalls will continue to accumulate until they are repaid through either excess interest and/or recoveries on the underlying CMBS or a re-characterization of principal cash flows, in which case they may be realized as a loss of principal on the subordinated CMBS. Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of December 31, 2003.

(3)
The unrated/issuer's equity subordinated CMBS from CBO-1 and CBO-2 currently do not have a stated coupon rate since these securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority. As a result, effective coupon rates on these securities are highly sensitive to the monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-1 and CBO-2.

(4)
In connection with CBO-2, $62.6 million (currently A+ rated) and $60.0 million (currently BBB+ rated) face amount of investment grade CMBS were sold with call options and $345 million (currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, we initially retained $90.6 million (currently BBB+ rated) and $115.2 million (currently BBB rated) face amount of CMBS, both with call options, with the intention to sell these CMBS at a later date. Such sale occurred March 5, 1999. Since we retained call options on certain sold CMBS (currently rated A+, BBB+ and BBB bonds), we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 125, and thus these CMBS are accounted for as a financing and not a sale. Since the CBO-2 transaction is recorded as a partial financing and a partial sale, we are deemed to have retained these CMBS with call options issued in connection with CBO-2, from which we currently receive no cash flows, and are required to reflect them as CMBS on the balance sheet.

(5)
Amortized cost reflects approximately $14.7 million of impairment charges related to the unrated/issuer's equity bonds in CBO-2 and Nomura, and the CCC bond and the D bond in CBO-2, which were recognized during the year ended

  December 31, 2003. These impairment charges are in addition to the cumulative impairment charges of approximately $248.4 million that were recognized through December 31, 2002. See discussion of the impairment charges later in this Note.

(6)
See Notes 1 and 8 to Notes to Consolidated Financial Statements for information regarding the subordinated CMBS for tax purposes.

(7)
As of December 31, 2003, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $18.7 million, $813.6 million and $4.7 million, respectively.

(8)
As a result of the estimated loss of principal on these CMBS, the fair values and discount rates of these CMBS are based on a loss adjusted yield to maturity.

(9)
Although the principal balance of the D bond in CBO-2 is expected to be outstanding for approximately 25 years, it is not anticipated that any principal will be collected.

(10)
In November 2003, the B- bond in CBO-2 was downgraded to D by Standard & Poor's.

Mortgage Loan Pool

        We have $15.3 billion and $17.4 billion of seasoned commercial mortgage loans underlying our subordinated CMBS as of December 31, 2003 and 2002, respectively. The commercial mortgage loans are secured by properties of the types and in the geographic locations identified below:

Property Type	12/31/03 Percentage(i)	Geographic Location(ii)	12/31/03 Percentage(i)
Retail	31%	California	16%
Multifamily	27%	Texas	12%
Hotel	15%	Florida	8%
Office	14%	Pennsylvania	6%
Other(iv)	13%	New York	5%

Total	100%	Other(iii)	53%

		Total	100%

(i)
Based on a percentage of the total unpaid principal balance of the underlying loans.

(ii)
No significant concentration by region.

(iii)
No other individual state makes up more than 5% of the total.

(iv)
Our ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes subordinated CMBS in which our exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the "Subordinated Healthcare/Senior-Housing CMBS"). These other CMBS are not owned by us and are subordinate to our CMBS in this transaction. As a result, our investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the other Subordinated Healthcare/Senior-Housing CMBS. We currently estimate that the interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans will exceed the Subordinated Healthcare/Senior Housing CMBS. The principal balance of the Subordinated Healthcare/Senior Housing CMBS as of December 31, 2003 is approximately $3.4 million. As of December 2003, the aggregate principal balance of healthcare and senior housing mortgage loans, underlying the Subordinated Healthcare/Senior Housing CMBS, that are specially serviced by another special servicer, and therefore not in our special servicing loan balance, is approximately $83 million.

  Specially Serviced Mortgage Loans

        CMSLP performs special servicing on the loans underlying our subordinated CMBS. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. We believe that because we own the first loss unrated or lowest rated bond of virtually all of the CMBS transactions underlying our subordinated CMBS, we have an incentive to efficiently and effectively resolve any loan workouts.

        As of December 31, 2003 and 2002, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

	12/31/03	12/31/02
Specially serviced loans due to monetary default(a)	$963.8 million	$736.1 million
Specially serviced loans due to covenant default/other	58.2 million	74.7 million

Total specially serviced loans(b)	$1,022.0 million	$810.8 million

Percentage of total mortgage loans(b)	6.7%	4.7%

(a)
Includes $163.8 million and $130.5 million, respectively, of real estate owned by underlying trusts. See also the table below regarding property type concentrations for further information on real estate owned by underlying trusts.

(b)
As of February 29, 2004, total specially serviced loans were approximately $1.1 billion, or 7.0% of the total mortgage loans.

        The specially serviced mortgage loans as of December 31, 2003 were secured by properties of the types and located in the states identified below:

Property Type	$ (in millions)		Percentage	Geographic Location	$ (in millions)	Percentage
Hotel	$533.2	(1)	52%	Florida	$154.6	15%
Retail	225.1	(2)	22%	Texas	113.1	11%
Multifamily	102.4		10%	Oregon	92.7	9%
Healthcare	81.2		8%	California	47.8	5%
Office	47.1		5%	Massachusetts	47.6	5%
Industrial	23.8		2%	Pennsylvania	44.4	4%
Other	9.2		1%	Other	521.8	51%

Total	$1,022.0		100%	Total	$1,022.0	100%

(1)
Approximately $111.4 million of these loans in special servicing are real estate owned by underlying trusts. Full service hotels represent 39% of the total hotel loans in special servicing and limited service hotels represent 61% of the total hotel loans in special servicing.

(2)
Approximately $38.6 million of these loans in special servicing are real estate owned by underlying trusts.

        The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2002 to December 31, 2003:

(in millions)
Specially Serviced Loans, December 31, 2002	$810.8
Transfers in due to monetary default	640.2
Transfers in due to covenant default and other	190.8
Transfers out of special servicing	(595.9)
Loan amortization(1)	(23.9)

Specially Serviced Loans, December 31, 2003	$1,022.0

(1)
Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by the master servicers.

        The most significant borrowing relationship in our specially serviced mortgage loan portfolio consists of 27 loans with scheduled principal balances as of December 31, 2003 totaling approximately $133 million spread across three CMBS transactions secured by hotel properties in the western and Pacific northwestern states. As of December 31, 2003, our total exposure, including advances and interest on advances of approximately $43 million, on these loans was approximately $176 million. Such total exposure is prior to the application of payments made to date by the borrower under the terms of our consensual settlement agreement and is expected to be reduced by the application of such payments at the settlement agreement closing. The borrower initially filed for bankruptcy protection in February 2002 and indicated that the properties had experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks. We entered into a consensual settlement agreement dated February 25, 2003 pursuant to which the loan terms were amended and modified. This agreement was subsequently approved and confirmed by the bankruptcy court on March 28, 2003. The parties are currently proceeding toward closing a comprehensive modification of each loan, which is expected to occur in March 2004 and which is expected to return the loans to performing status. The closing of the loan modification is a complex process involving a large number of parties, all of whom must ultimately agree on, among other things, a reconciliation of payments and funds applied since the loan modification was approved by the bankruptcy court. The borrower continues to make payments under the modified terms. As of December 31, 2003, the borrower has made principal and interest payments totaling approximately $10 million, the majority of which represents interest paid (as compared to principal amortization) on the modified loan balances. During the year ended December 31, 2003, the borrower also sold one of the properties that secured these loans. In addition, as of December 31, 2003, the borrower has remitted approximately $1.5 million in funds from debtor-in-possession accounts, which is expected to be applied to arrearages at closing. As described below, there can be no assurance that our overall expected loss estimate will not be exceeded as a result of additional or existing adverse events or circumstances related to this exposure.

  Advance Limitations, Appraisal Reductions and Losses on CMBS

        We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions. An appraisal reduction event can result in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan. As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement. In general, the master servicer can advance up to a maximum of the difference between 90% of the property's appraised value and the sum of accumulated principal and interest advances and expenses. As an example, assuming a weighted average coupon of 6% on a first loss subordinated CMBS, a $1 million appraisal reduction would reduce our net cash flows by up to $60,000 on an annual basis, assuming that the total exposure was equal to or greater than 90% of the appraised value immediately prior to receipt of the new appraisal (appraisal reduction). The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss on our subordinated CMBS than the calculated appraisal reduction amount. Cumulative appraisal reductions through December 31, 2003 for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as estimated by CMSLP were as follows (in thousands):

CBO-2	$151,859
CBO-1	73,684
Nomura	20,516

Total	$246,059

        Certain securities from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives. The following tables summarize the actual realized losses on our CMBS through December 31, 2003 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future real estate losses underlying our CMBS (in thousands):

	CBO-1	CBO-2	Nomura	Total
Year 1999 actual realized losses	$738	$—	$—	$738
Year 2000 actual realized losses	3,201	1,087	—	4,288
Year 2001 actual realized losses	545	8,397	238	9,180
Year 2002 actual realized losses	11,554	25,113	563	37,230
Year 2003 actual realized losses	11,796	57,913	1,920	71,629

Cumulative actual realized losses through December 31, 2003	$27,834	$92,510	$2,721	$123,065

Cumulative actual realized losses through the year 2003	$27,834	$92,510	$2,721	$123,065
Expected loss estimates for the year 2004	51,529	122,121	14,663	188,313
Expected loss estimates for the year 2005	36,369	118,345	13,134	167,848
Expected loss estimates for the year 2006	3,577	16,054	3,521	23,152
Expected loss estimates for the year 2007	2,096	14,075	3,437	19,608
Expected loss estimates for the year 2008	1,953	7,147	2,987	12,087
Expected loss estimates for the remaining life of CMBS	6,764	33,419	7,185	47,368

Cumulative expected loss estimates (including cumulative actual realized losses) through life of CMBS	$130,122	$403,671	$47,648	$581,441

        We revised our overall expected loss estimate related to our subordinated CMBS to $581 million at December 31, 2003, with such total losses occurring or expected to occur through the life of the subordinated CMBS portfolio. This revision to the overall expected loss estimate is primarily the result of increased projected losses due to lower internal estimates of values on properties underlying certain mortgage loans and real estate owned by underlying trusts, and, in some cases, changes in the timing of resolution and disposition of certain specially serviced assets, which when combined, has resulted in higher projected loss severities on certain loans and real estate owned by underlying trusts currently or anticipated to be in special servicing. The primary reasons for lower estimates of value include the poor performance of certain properties and related markets and changes to workout negotiations due, in large part, to the softness in the economy and the lag typically associated with real estate fundamentals, the continued slowdown in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets. There can be no assurance that our revised overall expected loss estimate of $581 million will not be exceeded as a result of additional or existing adverse events or circumstances.

        During 2003, we determined that there had been an adverse change in expected future cash flows for certain of the CMBS as of June 30, 2003, September 30, 2003 and December 31, 2003 due to the factors mentioned previously. As a result, we believed some of our CMBS had been impaired under EITF 99-20 and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of each of those dates. As the fair values of the impaired CMBS aggregated approximately $14.7 million below the amortized cost basis, we recorded other than temporary impairment charges through the income statement during 2003.

        During 2002, we revised our overall expected loss estimate related to our subordinated CMBS portfolio. The revisions to the overall expected loss estimate during 2002 were primarily the result of the same factors as those described above. As we determined that there had been an adverse change in expected future cash flows, we believed some of our CMBS had been impaired during 2002. As the fair value of the impaired subordinated CMBS aggregated approximately $70.2 million below the amortized cost, we recorded other than temporary impairment charges through the income statement during 2002.

        During 2001, we revised our overall expected loss estimate related to our subordinated CMBS portfolio. The revisions to loss estimates during 2001 were primarily the result of the continued slowing U.S. economy and recession, which were exacerbated by the terrorist attacks on September 11, 2001 and subsequent terrorist actions and threats. Principally as a result of the slowing economy and terrorist actions and threats, the underlying mortgage loans had a greater than previously anticipated number of monetary defaults during 2001. Additionally, appraisal amounts on properties underlying certain defaulted loans were significantly lower than previously anticipated, thereby increasing the estimated principal loss on the commercial loans. As we had determined that there had been an adverse change in expected future cash flows and that the then current estimate of expected credit losses exceeded credit losses as previously projected, we believed certain of the CMBS had been impaired during 2001. As the fair value of the impaired bonds aggregated approximately $34.7 million below the amortized cost basis, we recorded other than temporary impairment charges through the income statement during 2001.

Yield to Maturity

        The following table summarizes yield-to-maturity information relating to our CMBS on an aggregate pool basis:

Pool	Anticipated Yield-to- Maturity as of 1/1/01(1)	Anticipated Yield-to- Maturity as of 1/1/02(1)	Anticipated Yield-to- Maturity as of 1/1/03(1)	Current Anticipated Yield-to- Maturity as of 1/1/04(1)
CBO-2 CMBS	11.8%	12.1%	11.6%	11.7%
CBO-1 CMBS	21.0%	14.3%	11.6%	19.1%
Nomura CMBS	25.3%	28.7%	8.0%	15.0%

Weighted Average	12.4%	12.4%	11.6%	11.9%

(1)
Represents the anticipated weighted average yield over the expected average life of the CMBS based on our estimate of the timing and amount of future credit losses and other significant items that are anticipated to affect future cash flows.

Determining Fair Value of CMBS

        We use a discounted cash flow methodology for determining the fair value of our CMBS. See Note 3 for a discussion of our fair value methodology.

Key Assumptions in Determining Fair Value

        The gross mortgage loan cash flows from each commercial mortgage loan pool and their corresponding distribution on the CMBS may be affected by numerous assumptions and variables including:

  (i)
  changes in the timing and/or amount of credit losses on the commercial mortgage loans (credit risk), which are a function of:

  •
  the percentage of mortgage loans that experience a default either during the mortgage term or at maturity (referred to in the industry as a default percentage);

  •
  the recovery period represented by the time that elapses between the default of a commercial mortgage loan and the subsequent foreclosure and liquidation of the corresponding real estate (a period of time referred to in the industry as a lag); and,

  •
  the percentage of mortgage loan principal lost as a result of the deficiency in the liquidation proceeds resulting from the foreclosure and sale of the commercial real estate (referred to in the industry as a loss severity);

  (ii)
  the discount rate used to derive fair value, which is comprised of the following:

  •
  a benchmark risk-free rate, calculated by using the current, "on-the-run" U.S. Treasury curve and interpolating a comparable risk-free rate based on the weighted-average life of each CMBS; plus,

  •
  a credit risk premium; plus,

  •
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
  the receipt of mortgage payments earlier than projected (prepayment); and

  (vi)
  the amount and timing of principal and interest advances contributed to the trust.

Sensitivities of Key Assumptions

        Since we use a discounted cash flow methodology to derive the fair value of our CMBS, changes in the timing and/or the amount of cash flows received from the underlying commercial mortgage loans, and their allocation to the CMBS, will directly impact the value of such securities. Accordingly, delays in the receipt of cash flows and/or decreases in future cash flows resulting from higher than anticipated credit losses, among other things, will result in an overall decrease in the fair value of our CMBS. Furthermore, any increase/(decrease) in the required rate of return for CMBS will result in a corresponding (decrease)/increase in the value of such securities. We have included the following narrative and numerical disclosures to demonstrate the sensitivity of such changes to the fair value of our CMBS.

Key Assumptions Resulting in an Adverse Impact to Fair Value

        Factors which could adversely affect the valuation of our CMBS include: (i) the receipt of future cash flows less than anticipated due to higher credit losses (i.e., higher credit losses resulting from a larger percentage of loan defaults, and/or losses occurring greater or sooner than projected, and/or longer periods of recovery between the date of default and liquidation (see also "Key Assumptions in Determining Fair Values" and "Sensitivity of Fair Value to Changes in Credit Losses" below)), (ii) an increase in the required rate of return (see "Sensitivity of Fair Value to Changes in the Discount Rate" below) for CMBS, and/or (iii) the receipt of cash flows later than anticipated (see "Sensitivity of Fair Value to Extension Risk" below).

        Sensitivity of Fair Value to Changes in Credit Losses

        For purposes of this disclosure, we used a market convention for simulating the impact of increased credit losses on CMBS. Generally, the industry uses a combination of an assumed percentage of loan defaults (referred to in the industry as a Constant Default Rate or "CDR"), a lag period and an assumed loss severity. For purposes of this disclosure, we assumed the following loss scenarios, each of which was assumed to begin immediately following December 31, 2003: (i) 3.0% per annum of the commercial mortgage loans were assumed to default and 30% of the then outstanding principal amount of the defaulted commercial mortgage loans were assumed to be lost (referred to in the industry as a 3.0% CDR and 30% loss severity, and referred to herein as the "3%/30% CDR Loss Scenario"), and (ii) 3.0% per annum of each commercial mortgage was assumed to default and 40% of the then outstanding principal amount of each commercial mortgage loan was assumed to be lost (referred to in the industry as a 3.0% CDR and 40% loss severity, and referred to herein as the "3%/40% CDR Loss Scenario"). The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our aggregate CMBS by approximately $62.6 million (or 7.5%) and $149.3 million (or 17.8%), respectively. The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our subordinated CMBS (BB+ through unrated/issuer's equity) by approximately $60.5 million (or 11.8%) and $145.0 million (or 28.3%), respectively.

        The aggregate amount of credit losses assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario totaled approximately $739 million and $984 million, respectively. These amounts are in comparison to the aggregate amount of anticipated credit losses estimated by us as of December 31, 2003 of approximately $581 million used to calculate GAAP income yields. It should be noted that the amount and timing of the anticipated credit losses assumed by us related to the GAAP income yields are not directly comparable to those assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario.

  Sensitivity of Fair Value to Changes in the Discount Rate

        The required rate of return used to determine the fair value of our CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium. These variables are combined to determine a total rate that, when used to discount the CMBS's assumed stream of future cash flows, results in a net present value of such cash flows. The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market's perception of the issuers and the credit fundamentals of the commercial real estate underlying each pool of commercial mortgage loans. For purposes of this disclosure, we assumed that the discount rate used to determine the fair value of our CMBS increased by 100 basis points and 200 basis points. The increase in the discount rate by 100 and 200 basis points, respectively, would result in a corresponding decline in the value of our aggregate CMBS by approximately $45.8 million (or 5.5%) and $88.0 million

(or 10.5%), respectively, and our subordinated CMBS by approximately $29.6 million (or 5.8%) and $56.6 million (or 11.1%), respectively.

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

        Sensitivity of Fair Value to Extension Risk

        For purposes of this disclosure, we assumed that the maturity date of each commercial mortgage loan underlying the CMBS was extended for a period of 12 months and 24 months beyond the contractual maturity date specified in each mortgage loan. The delay in the timing and receipt of such cash flows for an extended period of time consisting of 12 months and 24 months, respectively, would result in a corresponding decline in the value of our aggregate CMBS by approximately $9.1 million (or 0.9%) and $17.5 million (or 1.7%), respectively, and our subordinated CMBS by approximately $7.7 million (or 1.1%) and $14.1 million (or 2.0%), respectively.

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

5.     INSURED MORTGAGE SECURITIES

        We own the following insured mortgage securities directly or indirectly through wholly owned subsidiaries (dollars in thousands):

	As of December 31, 2003
	Number of Mortgage Securities		Fair Value	Amortized Cost	Weighted Average Effective Interest Rate		Weighted Average Remaining Term
CRIIMI MAE Financial Corporation(2)	14		$55,511	$55,232	8.23%		24 years
CRIIMI MAE Financial Corporation II(3)	14		66,866	67,059	7.19%		21 years
CRIIMI MAE Asset Acquisition Corp.(4)	11		25,121	25,051	7.70%		24 years

	39	(1)	$147,498	$147,342	7.67	%(1)	23 years	(1)

	As of December 31, 2002
	Number of Mortgage Securities	Fair Value	Amortized Cost	Weighted Average Effective Interest Rate		Weighted Average Remaining Term
CRIIMI MAE	1	$5,730	$5,340	8.00%		32 years
CRIIMI MAE Financial Corporation	22	77,454	76,653	8.40%		25 years
CRIIMI MAE Financial Corporation II	28	145,576	145,396	7.19%		23 years
CRIIMI MAE Financial Corporation III	16	46,580	46,266	7.92%		27 years

	67	$275,340	$273,655	7.67	%(1)	25 years	(1)

(1)
Weighted averages were computed using total face amount of the mortgage securities. It is likely that some of the underlying mortgage loans may prepay. Weighted average lives are one year or less based on our prepayment assumptions. Approximately 45% (based on amortized cost) of our insured mortgage loans prepaid or were sold (one mortgage) during the year ended December 31, 2003.

(2)
Effective in January 2004, we have the option of prepaying the debt (the "CMO debt") that is collateralized by these assets, since the face amount of the debt is less than 25% of the original face value. We expect to prepay the CMO debt during the second quarter of 2004, as discussed in Note 6, and sell some or all of these assets and transfer the remaining assets to CRIIMI MAE Asset Acquisition Corp.

(3)
In January 2004, three insured mortgages with an aggregate amortized cost of approximately $40.4 million prepaid. The prepayments will result in a loss on disposition of approximately $578,000 during the three months ended March 31, 2004, due to the write-off of related unamortized premium and costs. Following these prepayments, we have the option of prepaying the Freddie Mac funding note, which is collateralized by these assets, since the face value of the debt is less than 20% of the original face value. We prepaid the debt in March 2004, as discussed in Note 6, and transferred these assets to CRIIMI MAE Asset Acquisition Corp.

(4)
As discussed in Note 6, we prepaid the Fannie Mae funding note and transferred the assets that collateralized that debt to CRIIMI MAE Asset Acquisition Corp. in December 2003. The assets are now pledged to secure the $22.5 million borrowed under the Bear Stearns repurchase agreement.

        We receive the net cash flows after debt service, generally excess interest and prepayment penalties, from the wholly-owned subsidiaries that have pledged these insured mortgage securities to secure the related obligations which represent the total cash flows that we receive from these mortgage securities.

        Descriptions of the mortgage securities that we own, directly or indirectly, which exceed 3% of the total carrying value of the consolidated mortgage securities as of December 31, 2003, summarized information regarding other mortgage securities and mortgage securities income earned in 2003, 2002 and 2001, including interest earned on the disposed mortgage securities, are as follows (in thousands):

	Mortgage Securities as of December 31, 2003					Mortgage Income Earned
	Face Value(1)	Fair Value(2)(4)(5)	Amortized Cost(1)(3)	Effective Interest Rate	Final Maturity Date Range	2003	2002	2001
CRIIMI MAE Financial Corporation
FHA-Insured Certificates
Stoddard Baptist Nursing Home	$8,641	$8,727	$8,712	7.90%	3/2027	$694	$703	$712
Other (6 mortgage securities)	11,484	11,572	11,452	7.13% - 10.58%	05/2027 - 04/2034	1,069	1,078	1,086
GNMA Mortgage-Backed Securities
Bellhaven Nursing Center	13,637	13,706	13,637	8.38%	12/2031	1,147	1,156	1,164
Capital Crossing Apartments	9,309	9,355	9,341	7.73%	5/2021	728	745	762
Other (5 mortgage securities)	12,090	12,151	12,090	7.75% - 8.25%	10/2015 - 04/2035	979	993	1,005

	55,161	55,511	55,232			4,617	4,675	4,729

CRIIMI MAE Financial Corporation II
GNMA Mortgage-Backed Securities
Brittany Bay Townhomes	4,835	4,859	4,769	7.38%	04/2029	361	366	370
Oakwood Garden Apartments	11,996	12,056	12,211	7.25%	10/2023	867	885	901
San Jose South	26,078	26,209	26,261	7.25%	10/2023	1,902	1,940	1,975
Other (11 mortgage securities)	23,624	23,742	23,818	7.00% - 7.65%	03/2021 - 04/2029	1,724	1,751	1,777

	66,533	66,866	67,059			4,854	4,942	5,023

CRIIMI MAE Asset Acquisition Corp.
GNMA Mortgage-Backed Securities
North Central Care Center	6,731	6,765	6,861	7.75%	02/2035	521	524	527
Other (10 mortgage securities)	18,265	18,356	18,190	7.13% - 10.05%	08/2014 - 06/2034	1,425	1,449	1,472

	24,996	25,121	25,051			1,946	1,973	1,999

Total Insured Mortgage Securities	$146,690	$147,498	$147,342			11,417	11,590	11,751

Insured Mortgage Security Dispositions						4,117	12,256	17,102

Insured Mortgage Securities Interest Income						$15,534	$23,846	$28,853

(1)
Principal and interest on mortgage securities is payable at level amounts over the life of the mortgage asset. Total annual debt service payable to the referenced subsidiaries for the mortgage securities held as of December 31, 2003 is approximately $13.8 million.

(2)
Reconciliations of the carrying amount of our insured mortgage securities for the years ended December 31, 2003 and 2002 follow (in thousands):

	For the year ended December 31,
	2003	2002
Balance at beginning of year	$275,340	$343,091
Adjustment to net unrealized gains and losses on mortgage securities	(1,530)	9,577
Principal payments	(2,884)	(3,824)
Mortgage prepayments/sale	(123,382)	(73,437)
Net amortization of (premium) discount	(46)	(67)

Balance at end of year	$147,498	$275,340

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

(4)
None of these mortgage securities are delinquent as of December 31, 2003.

(5)
As of December 31, 2003, the tax basis of these mortgage securities was approximately $147.3 million.

6.     OBLIGATIONS UNDER FINANCING FACILITIES

        The following table summarizes our debt outstanding as of December 31, 2003 and 2002 (in thousands):

	As of and for the year ended December 31, 2003
	Ending Balance	Effective Rate at Year End	Average Balance	Average Effective Rate
Recourse to CRIIMI MAE:
Bear Stearns debt(1)	$296,250	4.9%	$287,490	4.7%
BREF debt(2)	31,267	16.2%	29,519	16.2%
Bear Stearns repurchase agreement(3)	22,526	1.5%	926	1.5%
Exit variable-rate secured borrowing(4)	—	—	12,885	6.7%
Series A senior secured notes(4)	—	—	17,972	11.9%
Series B senior secured notes(4)	—	—	13,318	20.3%
Non-Recourse to CRIIMI MAE:
Securitized mortgage obligations:
CMBS(5)	288,979	9.1%	287,380	9.1%
Freddie Mac funding note(6)	64,407	7.7%	99,578	10.5%
CMO(7)	54,831	7.6%	60,046	8.5%
Fannie Mae funding note(3)	—	—	32,270	9.7%
Mortgage payable(8)	7,332	12.0%	7,268	12.0%

Total debt	$765,592	7.3%	$848,652	8.2%

	As of and for the year ended December 31, 2002
	Ending Balance	Effective Rate at Year End	Average Balance	Average Effective Rate
Recourse to CRIIMI MAE:
Exit variable-rate secured borrowing(4)	$214,673	6.2%	$228,732	6.5%
Series A senior secured notes(4)	92,789	12.2%	96,077	12.1%
Series B senior secured notes(4)	68,491	21.1%	66,005	21.1%
Non-Recourse to CRIIMI MAE:
Securitized mortgage obligations:
CMBS(5)	285,845	9.1%	284,436	9.1%
Freddie Mac funding note(6)	139,550	7.6%	157,145	8.8%
CMO(7)	68,527	7.5%	88,585	8.8%
Fannie Mae funding note(3)	44,903	7.4%	46,663	8.2%
Mortgage payable(8)	7,214	12.0%	7,157	12.0%

Total debt	$921,992	9.2%	$974,800	9.5%

(1)
The effective interest rate includes the amortization of deferred financing fees. During the year ended December 31, 2003, we recognized $1.5 million of interest expense related to the amortization of the deferred financing fees.

(2)
The effective interest rate includes the amortization of deferred financing fees. During the year ended December 31, 2003, we recognized $343,000 of interest expense related to the amortization of the deferred financing fees.

(3)
The Fannie Mae funding note was repaid in December 2003 by borrowing approximately $22.5 million available under our $200 million repurchase facility with Bear Stearns and using approximately $2.0 million of our cash. As of December 31, 2002, the face amount of the note was $45.8 million, with unamortized discount of $847,000. The fair value of collateral as of December 31, 2003 and 2002 was $25 million and $47 million, respectively.

(4)
The effective interest rate during the years ended December 31, 2003 and 2002 includes the accrual of estimated extension fees through January 23, 2003. During the years ended December 31, 2003 and 2002, we recognized aggregate interest expense of $337,000 and $4.3 million related to estimated extension fees on these facilities, respectively. The exit variable-rate secured borrowing was repaid in full on January 23, 2003 and the Series A and B senior secured notes were repaid in full on March 10, 2003. The cumulative accrued extension fees (from April 17, 2001 through January 23, 2003) were reversed into income in gain on extinguishment of debt in 2003.

(5)
As of December 31, 2003 and 2002, the face amount of the debt was $328.4 million with unamortized discount of $39.5 million and $42.6 million, respectively. The fair value of the collateral as of December 31, 2003 and 2002 was $325 million and $326 million, respectively.

(6)
As of December 31, 2003 and 2002, the face amount of the note was $65.4 million and $143.1 million, respectively, with unamortized discount of $1.0 million and $3.5 million, respectively. The fair value of the collateral as of December 31, 2003 and 2002 was $67 million and $146 million, respectively. In January 2004, the face amount of this debt was reduced to approximately $25.4 million due to principal prepayments on the underlying mortgage securities. Since the face value of the debt is less than 20% of the original face value after the January 2004 payment, we have the option of prepaying this debt. We prepaid this debt in March 2004, by using $1.1 million of our cash and borrowing $20.9 million under the Bear Stearns repurchase agreement. We expect to recognize a loss on extinguishment of debt of approximately $707,000 during the three months ended March 31, 2004 due to the write-off of unamortized discount and deferred fees.

(7)
As of December 31, 2003 and 2002, the face amount of the note was $55.7 million and $70.0 million, respectively, with unamortized discount of $867,000 and $1.5 million, respectively. The fair value of the collateral as of December 31, 2003 and 2002 was $56 million and $77 million, respectively. In February 2004, the face amount of this debt was reduced to approximately $45.9 million due to principal prepayments on the underlying mortgage securities. Since the face value of the debt is less than 25% of the original face value after the February payment, we have the option of prepaying this debt. We expect to prepay this debt in the second quarter of 2004 by borrowing under the Bear Stearns repurchase agreement, subject to Bear Stearns' approval, and/or selling certain of the mortgage securities that collateralize this debt. We will recognize a loss on extinguishment of debt upon the repayment of this debt due to the write-off of unamortized discount and deferred fees.

(8)
As of December 31, 2003 and December 31, 2002, the unpaid principal balance of this mortgage payable was $8.6 million and $8.7 million, respectively, and the unamortized discount was $1.3 million and $1.5 million, respectively. The coupon rate on the mortgage payable is 7.34%. The effective interest rate on the mortgage payable is 12.00% as a result of the discount amortization. The discount is being amortized to interest expense through maturity in 2008.

        Our debt maturities as of December 31, 2003 are as follows (in thousands):

2004	$15,224
2005	37,513
2006	369,105
2007	2,877
2008	11,052
Thereafter	372,420

	$808,191	(a)

(a)
Payments of principal on the securitized mortgage obligations are required to the extent mortgage principal is received on the related collateral. The projected principal payments on the securitized mortgage obligations are based on the stated terms of the underlying mortgages.

Debt Incurred in Connection with January 2003 Recapitalization

  Bear Stearns Debt

        Bear Stearns provided $300 million in secured financing to two of our subsidiaries, in the form of a repurchase transaction under the January 2003 recapitalization. The Bear Stearns Debt matures in 2006, bears interest at a per annum rate equal to one-month LIBOR plus 3%, payable monthly, and required quarterly principal payments of $1.25 million through January 2004. The principal payments increased to $1.875 million per quarter effective January 23, 2004 since a collateralized debt obligation transaction (or CDO) was not completed by January 23, 2004. If Bear Stearns structures a CDO or other transaction that meets certain rating requirements and we decline to enter into such transaction, the interest rate will increase by 1%, to one-month LIBOR plus 4% and we will have to pay Bear Stearns an additional $2 million in cash. Although CRIIMI MAE Inc. (unconsolidated) is not a primary obligor of the Bear Stearns Debt, it has guaranteed all obligations under the debt. We paid a commitment fee of 0.5% of the Bear Stearns Debt to Bear Stearns. We also paid $250,000 of Bear Stearns' legal expenses.

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

  BREF Debt

        In connection with the January 2003 recapitalization, BREF Fund purchased $30 million of our newly issued subordinated debt. The BREF Debt matures on January 13, 2006 and bears interest at an annual rate of 15%. The interest on the BREF Debt is payable semi-annually and there are no principal payments until maturity. We have a right to defer two-thirds of the interest on the BREF Debt, during its term. On the June 15, 2003 payment date, we deferred two-thirds of the interest. This deferred interest is capitalized and treated as additional principal due upon maturity. On the December 15, 2003 payment date, we paid all non-capitalized interest current. The BREF Debt is secured by first liens on the equity interests of two of our subsidiaries. Although these liens effectively provide BREF Fund with an indirect lien on all of our subordinated CMBS that are held by three of our other lower-tier subsidiaries, Bear Stearns has first direct liens on the equity interests of these three lower tier subsidiaries and on certain of the subordinated CMBS held by one of these lower tier subsidiaries. Pursuant to an intercreditor agreement between Brascan Real Estate Financial Investments LLC, which we refer to as BREF Investments, and Bear Stearns, BREF Investments has agreed generally that the BREF Debt is subordinate and junior to the prior payment of the Bear Stearns Debt and has further agreed to contractual restrictions on its ability to realize upon its liens. We paid BREF Investments an origination fee of $200,000, equal to 0.5% of the $30 million in subordinated debt it had acquired plus the additional $10 million in subordinated debt that, at our option, it could have acquired prior to January 14, 2004. We also paid BREF Investments $1 million for expenses in connection with the transactions. Pursuant to the Investment Agreement with BREF Investments, we are also obligated to pay BREF Investments a quarterly maintenance fee of $434,000 through January 2006.

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

Bear Stearns $200 Million Secured Borrowing Facility

        On August 28, 2003, one of our subsidiaries finalized and executed (effective as of June 26, 2003) a $200 million secured borrowing facility, in the form of a repurchase transaction, with Bear Stearns. This facility may be used for the acquisition of CMBS and for financing certain other transactions involving securities. The securities to be transferred to Bear Stearns in each transaction under this facility will be subject to the approval of Bear Stearns in its sole discretion. The debt will be secured by the securities transferred to Bear Stearns, and if the market value of the collateral declines we may be required to pay down the debt or post additional collateral. This facility may be used for one or more transactions. The financing available for a subordinated CMBS purchased under this facility ranges from 80% to 15% of the market value of the CMBS. The applicable percentage depends primarily upon the ratings category of the CMBS and, to a lesser extent, upon the number of issuer trusts from which we have purchased CMBS. The maturity date of each transaction will be determined at the time the transaction is closed and, in each case; will be on or before August 14, 2005. As to each CMBS transaction, accrued and unpaid interest will be payable monthly at an annual rate ranging from one-month LIBOR plus 0.8% to one-month LIBOR plus 2% and all unpaid principal and accrued and unpaid interest will be payable at maturity. Commencing on the date of the closing of the first transaction under this facility, we will be required to maintain liquidity of at least $10 million in cash and investment grade securities in order to use the facility for additional repurchase transactions. Since the CDO was not closed by October 14, 2003, this liquidity requirement will continue to increase by $2.5 million per calendar quarter subsequent to October 14, 2003. The liquidity requirement will terminate upon the closing of the CDO or repayment in full of the Bear Stearns Debt. CRIIMI MAE Inc. has guaranteed the obligations of its subsidiary under this facility. In December 2003, we borrowed approximately $22.5 million under this facility to repay the Fannie Mae funding note. This borrowing is collateralized by the insured mortgage securities held by CRIIMI MAE Asset Acquisition Corp and bears an interest rate of one-month LIBOR plus 10 basis points. See Note 5 for information on the collateral. We made additional borrowings of approximately $20.9 million under this facility in March 2004 in connection with the prepayment of the Freddie Mac funding note and expect further borrowings in connection with the anticipated prepayment of the CMO debt, subject to Bear Stearns' approval.

Exit Debt

        The Exit Debt, which closed on April 17, 2001 and was then repaid in early 2003, consisted of three components, as summarized below. Substantially all cash flows relating to existing assets were used to satisfy principal, interest and fee obligations under the Exit Debt. The Exit Debt was secured by substantially all of our assets. There were restrictive covenants, including financial covenants and certain restrictions and requirements with respect to cash accounts and the collection, management, use and application of funds in connection with the Exit Debt. The terms of the Exit Debt also significantly restricted the amount of cash dividends that could be paid to shareholders.

  Exit Variable-Rate Secured Borrowing

        The Exit Variable-Rate Secured Borrowing provided for (i) interest at a rate of one month LIBOR plus 3.25% payable monthly, (ii) principal repayment/amortization obligations, including, without limitation, a requirement to pay down an aggregate $50 million in principal by April 16, 2003, (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of each of 24, 30, 36 and 42 months after April 17, 2001, and (iv) maturity on April 16, 2005 assuming we exercised our options to extend the maturity date of the debt. In connection with this debt, the outstanding stock of CBO REIT held by CRIIMI MAE was transferred to the lenders pursuant to a repurchase agreement. The obligations under the Exit Variable-Rate Secured Borrowing were secured by a first or third priority lien on certain CMBS, the stock in certain subsidiaries, and certain deposit accounts. The foregoing transferred stock and assets securing the Exit Variable-Rate Secured Borrowing also secured the Series A and Series B Senior Secured Notes, which constituted the balance of the Exit Debt. The Exit Variable-Rate Secured Borrowing was repaid in full on January 23, 2003 in connection with our recapitalization.

  Series A Senior Secured Notes

        The Series A Senior Secured Notes provided for (i) interest at a rate of 11.75% per annum payable monthly, (ii) principal repayment/amortization obligations, including, without limitation, a principal payment obligation of $5 million due April 15, 2003 (the failure to make this payment would not have constituted an event of default but would have resulted in a 200 basis point increase in the interest rate on the unpaid principal amount if certain miscellaneous collateral was not sold or otherwise disposed of), (iii) extension fees of 1.5% of the unpaid principal balance payable at the end of each of 48, 54, and 60 months after April 17, 2001, and (iv) maturity on April 15, 2006. The cash flow from certain miscellaneous assets, which secured both the Series A Senior Secured Notes and the Series B Senior Secured Notes, was applied, on a monthly basis, as principal amortization payments on the Series A Senior Secured Notes. The Series A Senior Secured Notes were secured by a first priority lien on the stock transferred in connection with the Exit Variable-Rate Secured Borrowing, by a first or second priority lien on certain CMBS, the stock in certain subsidiaries, and certain deposit accounts (these assets also secured the Exit Variable-Rate Secured Borrowing), and by a first priority lien on certain miscellaneous assets. The Series A Senior Secured Notes were redeemed on March 10, 2003 in connection with our recapitalization.

  Series B Senior Secured Notes

        The Series B Senior Secured Notes provided for (i) interest at a rate of 13% per annum, payable semi-annually, with additional interest at the rate of 7% per annum accreting over the debt term, (ii) extension fees of 1.5% of the unpaid principal balance payable at the end of each of 48, 54 and 60 months after April 17, 2001 (with the payment 60 months after the April 17, 2001 also including an amount based on the unpaid principal balance 66 months after April 17, 2001), and (iii) maturity on April 15, 2007. The Series B Senior Secured Notes were secured by a second priority lien on the stock transferred in connection with the Exit Variable-Rate Secured Borrowing (this asset also secured the Series A Senior Secured Notes), by a second or third priority lien on certain CMBS, the stock in certain subsidiaries, and certain deposit accounts (those assets also secured the Exit Variable-Rate Secured Borrowing and the Series A Senior Secured Notes), and by a second priority lien on certain miscellaneous assets (these assets also secured the Series A Senior Secured Notes). The Series B Senior Secured Notes were redeemed on March 10, 2003 in connection with our recapitalization.

Net Gain on Extinguishment of Debt

        During 2003, we reversed approximately $7.8 million of accrued extension fees related to the Exit Debt since the debt was repaid and the extension fees were no longer payable. This reversal is reflected as a gain on extinguishment of debt in our consolidated statement of income. This reversal was partially offset by approximately $403,000 of breakage fee paid to the lender of the Exit Variable-Rate Secured Borrowing and legal fees of approximately $47,000, resulting in a net gain on extinguishment of debt of approximately $7.3 million.

        In December 2003, we repaid the Fannie Mae funding note. In connection with the funding note repayment, we recognized a $665,000 loss on extinguishment of debt for the write-off of unamortized bond discount and deferred financing fees.

7.     DERIVATIVE FINANCIAL INSTRUMENTS

        In the second and third quarters of 2003, we entered into a total of three interest rate swaps to hedge the variability of the future interest payments on the anticipated CDO attributable to future changes in interest rates. Our obligations to Bear Stearns under the interest rate swap documents are collateralized by certain assets as described in Note 6. Through December 31, 2003, these swaps were treated as cash flow hedges for GAAP. Under these swaps, we agreed to pay Bear Stearns a weighted average fixed interest rate of 4.15% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount of $100 million. These swaps are effective on October 15, 2003, terminate on October 15, 2013 and provide for monthly interest payments commencing November 15, 2003. On November 15, 2003 we began making monthly payments to Bear Stearns equal to the difference between the weighted average swap rate of 4.15% per annum and the current one-month LIBOR rate on the notional amount of $100 million. The interest rate swaps were designated to hedge future interest payments on the anticipated CDO. As the expected date of the CDO was changed, we recognized approximately $1.9 million of hedge ineffectiveness during the year ended December 31, 2003, in accordance with SFAS No. 133. The $1.9 million expense represents the present value of the expected payments during the period of delay. We have an asset of approximately $3.4 million in Other Assets as of December 31, 2003, representing the aggregate fair value of the interest rate swaps. During the first quarter of 2004, we have started exploring other refinancing alternatives, including the CDO. As a result, we will begin reflecting changes in the fair value of the swaps through earnings as hedge ineffectiveness in 2004. We intend to terminate the swaps simultaneously with the issuance of the CDO or other refinancing transaction. We expect to amortize approximately $1.3 million from accumulated other comprehensive income into earnings during 2004 in connection with the proposed transaction.

        We maintain an interest rate cap indexed to one-month LIBOR to partially limit the adverse effects of potential rising interest rates on our variable-rate debt. The interest rate cap provides protection to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, we would receive payments based on the difference between the index and the cap. On October 31, 2003, we purchased an interest rate cap for $45,000 with a notional amount of $50 million, an effective date of November 4, 2003, maturity on November 4, 2004, and capping one-month LIBOR at 2.25%. At December 31, 2003, the interest rate cap had a fair value of approximately $16,000. We designated this interest rate cap, in accordance with SFAS No. 133, to hedge the Bear Stearns Debt.

        We are exposed to credit loss in the event of non-performance by the counterparties to the interest rate cap and interest rate swaps should interest rates exceed the cap rate, or if the floating rate exceeds the fixed swap rates respectively, however, we do not anticipate non-performance by the counterparties. The counterparties (or the parent to the counterparty in the case of the interest rate swaps and cap) have long-term debt ratings of A or above by Standard and Poor's and A2 or above by Moody's.

Although neither the cap nor swaps are exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.

8.     DIFFERENCES BETWEEN GAAP NET INCOME (LOSS) AND TAXABLE LOSS

        The differences between GAAP net income (loss) and taxable income (loss) are generally attributable to differing treatment of unrealized/realized gains and losses associated with certain assets; the bases, income, impairment, and/or credit loss recognition related to certain assets; and amortization of various costs. The distinction between GAAP net income (loss) and taxable income (loss) is important to our shareholders because dividends or distributions, if any, are declared and paid on the basis of taxable income or loss. CRIIMI MAE Inc. does not pay Federal income taxes as long as we satisfy the requirements for exemption from taxation pursuant to the REIT requirements of the Internal Revenue Code. We calculate our taxable income or loss, as if we were a regular domestic corporation. This taxable income or loss level determines the amount of dividends, if any, we are required to distribute over time in order to eliminate our tax liability.

        As a result of our trader election in early 2000, we recognized a mark-to-market tax loss of approximately $478 million on certain trading securities on January 1, 2000. The January 2000 mark-to-market loss was recognized evenly from 2000 through 2003 for tax purposes (approximately $120 million per year).

        A summary of our 2003 and 2002 net operating losses for tax purposes is as follows:

	2003	2002
	($ in millions)
January 2000 Loss	$(478.2)	$(478.2)
LESS: Amounts recognized in 2000 and 2001	239.1	239.1
LESS: Amounts recognized in 2002	119.5	119.5
LESS: Amounts recognized in 2003	119.6	—

Balance Remaining of January 2000 Loss to be recognized in future periods	$—	$(119.6)

Taxable Income for the year before recognition of January 2000 Loss	$35.7	$36.0
LESS: January 2000 Loss recognized	(119.6)	(119.5)
LESS: Mark-to-market unrealized loss on trading securities	(0.1)	(0.1)

Net operating loss	$(84.0)	$(83.6)

Accumulated net operating loss through January 1	$(223.8)	$(140.2)
Net operating loss created during the year ended December 31	(84.0)	(83.6)
Net operating loss utilization	—	—

Net operating loss carried forward for use in future periods	$(307.8)	$(223.8)

        As of December 31, 2003, our TRSs have an aggregate deferred tax asset of approximately $1.8 million. We have recorded a valuation allowance of approximately $1.7 million against the deferred tax asset, resulting in a net deferred tax asset of approximately $183,000 as of December 31, 2003. In addition, as of December 31, 2003, we have a current income tax receivable of approximately $751,000 related to the 2003 tax loss of one of the TRSs.

9.     SERVICING RESTRUCTURING AND SALE OF CMBS MASTER AND DIRECT SERVICING RIGHTS

        In April 2003, we restructured CMSLP's property servicing group resulting in the termination of 10 employees. We recognized approximately $149,000 of servicing restructuring expenses, representing employee severance and related benefits, during 2003. In conjunction with this restructuring, we have outsourced substantially all of our contractual property servicing duties related to the labor-intensive tasks of financial statement collection and analysis and property inspection performance. The outsourcing was completed in February 2004. This outsourcing does not relieve us of any of our contractual obligations or reduce any of our rights as property servicer, since CMSLP remains the property servicer of record. All severance and other employee benefits were paid as of December 31, 2003.

        In February 2002, CMSLP sold all of its rights and obligations under its CMBS master and direct servicing contracts because the contracts were not profitable, given the relatively small volume of master and direct CMBS servicing that CMSLP was performing. This sale resulted in a gain of approximately $4.9 million during 2002. In connection with this restructuring, 34 employee positions were eliminated. During the year ended December 31, 2002, approximately $1.0 million of income tax expense was recognized as a result of the gain on the sale by CMSLP of its master and direct servicing rights. The income tax expense was incurred by us through our wholly-owned TRSs that own partnership interests in CMSLP. These TRSs are separately taxable entities that cannot use our NOL to reduce their taxable income. As a result of this sale and related restructuring, CMSLP recorded restructuring expenses of approximately $438,000 in the fourth quarter of 2001. During the year ended December 31, 2002, CMSLP recorded additional net restructuring expenses of $189,000 primarily related to rent on vacant office space that was taking longer to sublease than originally anticipated. The following is a summary of the restructuring liability:

	Severance and other employee benefits	Non-cancelable Lease Costs	Other	Total
Balance, January 1, 2002	$184,967	$100,372	$10,000	$295,339
Amounts paid in 2002	(174,745)	(239,048)	(13,686)	(427,479)
Additional accrual in 2002	—	195,150	12,786	207,936
Accrual reversed in 2002	(10,222)	—	(9,100)	(19,322)

Balance, December 31, 2002	—	56,474	—	56,474
Amounts paid in 2003	—	(56,474)	—	—

Balance, December 31, 2003	$—	$—	$—	$—

10.   EXECUTIVE CONTRACT TERMINATION COSTS

        In August 2003, the employment contracts for former executive officers David Iannarone and Brian Hanson, and Cynthia Azzara expired and were not renewed. These contracts were put into place in 2001 to ensure management continuity following our emergence from Chapter 11 proceedings and through our January 2003 recapitalization. In connection with the contract terminations, we recognized approximately $1.0 million of expenses for each of Mr. Iannarone and Ms. Azzara and approximately $825,000 of expense related to severance and related benefit payments for Mr. Hanson. Mr. Iannarone and Ms. Azzara were each paid their contract termination payments during the year ended December 31, 2003. Approximately $399,000 of Mr. Hanson's payments were made during the year ended December 31, 2003 and approximately $414,000 was paid in January 2004 in accordance with the terms of his terminated employment agreement.

        Ms. Azzara has continued with us as an "at will" employee and was promoted to Executive Vice President, Chief Financial Officer and Treasurer. Mr. Hanson was subsequently hired as an "at will" employee, as Vice President, Portfolio Management effective January 1, 2004. Mr. Iannarone subsequently resigned his position as Executive Vice President, Legal and Deal Management effective October 24, 2003.

11.   RECAPITALIZATION EXPENSES

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

        We consolidated our office space in connection with our January 2003 recapitalization and, as a result, we recorded approximately $580,000 of expense for vacant office space during 2003. The accrual for the vacant space represents the fair value of lease payments through 2007, a tenant improvement allowance and a broker commission, all net of estimated sublease revenue in accordance with SFAS No. 146.

12.   COMMON STOCK

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

        We had 300,000,000 authorized shares and 15,384,648 and 13,945,068 issued and outstanding shares of $0.01 par value common stock as of December 31, 2003 and 2002, respectively. In connection with the January 2003 recapitalization, BREF Fund acquired 1,212,617 shares of our newly issued common stock, or approximately 8% of our outstanding common stock after giving effect to the share acquisition, at $11.50 per share, or approximately $13.9 million.

        The following table summarizes the common stock activity through December 31, 2003:

Date	Description	Common Shares Issued	Balance of Common Shares Outstanding
December 31, 2001	Balance		12,937,341
	Restricted stock issued	32,500
	Dividends to Preferred Stock	966,327
	Stock options exercised	8,900

December 31, 2002	Balance		13,945,068
	Shares issued to BREF Fund	1,212,617
	Stock options exercised	161,567
	Restricted stock granted	96,631
	Shares repurchased or forfeited	(31,235)

December 31, 2003	Balance		15,384,648

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

        In connection with BREF's equity investment, the definition of an Acquiring Person in the Shareholder Rights Plan was amended to exclude BREF with respect to the equity purchased in the transaction.

13.   PREFERRED STOCK

        As of December 31, 2003 and 2002, 75,000,000 shares of preferred stock were authorized. As of December 31, 2003 and 2002, 3,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock, 1,610,000 shares were designated as Series F Redeemable Cumulative Dividend Preferred Stock, 3,760,000 shares were designated as Series G Redeemable Cumulative Dividend Preferred Stock and 45,000 shares were designated as Series H Junior Preferred Stock. In January 2004, our Board of Directors reclassified the 203,000 shares previously designated as Series E Preferred Stock as authorized but unissued.

        As of December 31, 2003, there were no accrued and unpaid dividends for any series of our preferred stock. On March 9, 2004, the Board of Directors declared cash dividends of $0.68, $0.30 and $0.375 per share of Series B, Series F and Series G Preferred Stock, respectively, payable on March 31, 2004 to shareholders of record on March 19, 2004.

Series B Cumulative Convertible Preferred Stock

        Holders of Series B Preferred Stock will be entitled to receive when and as declared by the Board of Directors out of legally available assets, cumulative dividends payable quarterly in cash or common stock in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $3.00, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 0.4797 times one plus a conversion premium of 3%, subject to adjustment upon the occurrence of certain events. Since the Series B Preferred Stock voted to accept the Chapter 11 reorganization plan, the relative rights and preferences of the Series B Preferred

Stock were amended to permit the payment of dividends in cash or common stock (or a combination thereof) at our election. The Series B Preferred Stock is (i) convertible at the option of the holders and (ii) subject to redemption at our sole discretion after the tenth anniversary of issuance in August 2006. Each share of Series B Preferred Stock was originally convertible into 0.22844 shares of common stock, subject to adjustment upon the occurrence of certain events. Due to certain adjustment provisions in Exhibit A of our Articles of Amendment and Restatement related to the Series B Preferred Stock, the payment of dividends to holders of common stock in the form of preferred stock in 1999 and 2000, the payment of dividends on other series of preferred stock in shares of common stock during 2001 and 2002, and the reverse stock split effected in 2001 resulted in adjustments to the Series B conversion price such that one share of Series B Preferred Stock was convertible into 0.4797 shares of common stock as of December 31, 2003. The liquidation preference and the redemption price on the Series B Preferred Stock is $25 per share.

        As of December 31, 2003 and 2002, there were 1,593,982 shares of Series B Preferred Stock issued and outstanding. The following table summarizes the dividend payment activity for 2003 and 2002 for the Series B Preferred Stock:

Declaration Date	Payment Date	Dividends per Series B Share	Amount of Dividends		Time Period for which dividends were accrued
March 21, 2002	April 15, 2002	$1.36	$2,167,816	(a)	10/1/01-3/31/02
March 5, 2003	March 31, 2003	$0.68	$1,083,908		4/01/02-6/30/02
May 15, 2003	June 30, 2003	$0.68	$1,083,908		7/01/02-9/30/02
June 3, 2003	June 30, 2003	$2.04	$3,251,723		10/01/02-6/30/03
August 14, 2003	September 30, 2003	$0.68	$1,083,908		7/01/03-9/30/03
November 11, 2003	December 31, 2003	$0.68	$1,083,908		10/01/03-12/31/03

(a)
We issued 607,938 shares of common stock in connection with the payment of dividends to holders of Series B Preferred Stock. We determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period commencing after the declaration date.

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

Series F Redeemable Cumulative Dividend Preferred Stock

        Since the holders of Series F Preferred Stock voted to accept the Chapter 11 reorganization plan, the relative rights and preferences of the Series F Preferred Stock were amended to permit the payment of dividends in cash or common stock (or a combination thereof) at our election. The Series F Preferred Stock is redeemable at our option in cash or shares of parity stock, at our election, at a price of $10.00 per share together with an amount (in cash and/or common stock, as applicable) equal to any accrued and unpaid dividends through the dividend declaration date next preceding the redemption date. The Series F Preferred Stock provides for dividends at a fixed annual rate of 12%. The liquidation value of the Series F Preferred Stock is $10.00 per share.

        As of December 31, 2003 and 2002, there were 586,354 shares of Series F Preferred Stock issued and outstanding. The following table summarizes the dividend payment activity for 2003 and 2002 for the Series F Preferred Stock:

Declaration Date	Payment Date	Dividends per Series F Share	Amount of Dividends		Time Period for which dividends were accrued
March 21, 2002	April 15, 2002	$0.60	$351,812	(a)	10/1/01-3/31/02
March 5, 2003	March 31, 2003	$0.30	$175,906		4/01/02-6/30/02
May 15, 2003	June 30, 2003	$0.30	$175,906		7/01/02-9/30/02
June 3, 2003	June 30, 2003	$0.90	$527,719		10/01/02-6/30/03
August 14, 2003	September 30, 2003	$0.30	$175,906		7/01/03-9/30/03
November 11, 2003	December 31, 2003	$0.30	$175,906		10/01/03-12/31/03

(a)
We issued 97,824 shares of common stock in connection with the payment of dividends to holders of Series F Preferred Stock. We determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period commencing after the declaration date.

Series G Redeemable Cumulative Dividend Preferred Stock

        Since the holders of the Series G Preferred Stock voted to accept the Chapter 11 reorganization plan, the relative rights and preferences of the Series G Preferred Stock were amended to permit the payments of dividends in cash or common stock (or a combination thereof) at our election. The Series G Preferred Stock is redeemable, at our option, in whole or in part, at any time after issuance in cash or shares of parity capital stock, at our election, at a price of $10.00 per share together with an amount (in cash and/or common stock, as applicable) equal to any accrued and unpaid dividends through the dividend declaration date next preceding the redemption date. The Series G Preferred Stock provides for dividends at a fixed annual rate of 15%. The liquidation value of the Series G Preferred Stock is $10 per share.

        As of December 31, 2003 and 2002, there were 1,244,656 shares of Series G Preferred Stock issued and outstanding. The following table summarizes the dividend payment activity for 2003 and 2002 for the Series G Preferred Stock:

Declaration Date	Payment Date	Dividends per Series G Share	Amount of Dividends		Time Period for which dividends were accrued
March 21, 2002	April 15, 2002	$0.750	$933,492	(a)	10/01/01-3/31/02
March 5, 2003	March 31, 2003	$0.375	$466,746		4/01/02-6/30/02
May 15, 2003	June 30, 2003	$0.375	$466,746		7/01/02-9/30/02
June 3, 2003	June 30, 2003	$1.125	$1,400,238		10/01/02-6/30/03
August 14, 2003	September 30, 2003	$0.375	$466,746		7/01/03-9/30/03
November 11, 2003	December 31, 2003	$0.375	$466,746		10/01/03-12/31/03

(a)
We issued 260,565 shares of common stock in connection with the payment of dividends to holders of Series G Preferred Stock. We determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period commencing after the declaration date.

Series H Junior Preferred Stock

        Shares of Series H Junior Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Series H Junior Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $10.00 per share but will be entitled to an aggregate dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, the holders of the Series H Junior Preferred Stock will be entitled to a minimum preferential liquidation payment of $1,000 per share but will be entitled to an aggregate payment of 1,000 times the payment made per share of common stock. Each share of Series H Preferred Stock will have 1,000 votes, voting together with the shares of common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Series H Junior Preferred Stock will be entitled to receive 1,000 times the amount received per share of common stock. These rights are protected by customary antidilution provisions. See Note 12 for a further discussion of the adoption of and reasons for adopting the Shareholder Rights Plan. As of December 31, 2003 there were no shares of Series H Preferred Stock issued and outstanding.

14.   EARNINGS PER SHARE

        The following table reconciles basic and diluted earnings per share for the years ended December 31, 2003, 2002, and 2001.

	(Loss)/income	Shares	Per Share Amount
Year ended December 31, 2003
Basic and diluted earnings per share(1):
Loss to common shareholders and assumed conversions	$(4,111,298)	15,149,303	$(0.27)

Year ended December 31, 2002
Net loss before cumulative effect of changes in accounting principles	$(55,695,539)	13,710,914	$(4.06)
Cumulative effect of change in accounting principle related to SFAS 142	(9,766,502)	13,710,914	(0.71)

Basic and diluted earnings per share(1):
Loss to common shareholders and assumed conversions	$(65,462,041)	13,710,914	$(4.77)

Year ended December 31, 2001
Net loss before cumulative effect of changes in accounting principles	$(26,082,918)	11,087,790	$(2.35)
Cumulative effect of change in accounting principle related to SFAS 133	(135,142)	11,087,790	(0.01)
Cumulative effect of change in accounting principle related to servicing fee revenue	1,995,262	11,087,790	0.18

Basic and diluted earnings per share(1):
Loss to common shareholders and assumed conversions	$(24,222,798)	11,087,790	$(2.18)

(1)
The common stock equivalents for the preferred stock and stock options are not included in the calculation of diluted earnings per share for 2003, 2002 or 2001 because the effect would be anti-dilutive.

15.   STOCK BASED COMPENSATION PLANS

        We have three stock option and/or award plans: the 2001 Stock Incentive Plan, the Second Amended and Restated Stock Option Plan for Key Employees and the 1996 Non-Employee Director Stock Plan.

2001 Stock Incentive Plan

        Under the 2001 Stock Incentive Plan, a maximum of 1,235,000 shares are available for grant pursuant to stock awards and stock options. As of December 31, 2003, options to purchase 630,000 shares have been granted to employees and directors. In addition, restricted stock awards of 129,131 shares had been granted to employees as of December 31, 2003. Under the 2001 Stock Incentive Plan, options granted must have an option price of not less than fair market value of a share of common stock on the date of grant. The vesting schedule varies by grant. No option or award of stock may be granted under the 2001 Stock Incentive Plan after July 1, 2011.

Second Amended and Restated Stock Option Plan for Key Employees

        Under the Key Employee Plan, a maximum of 450,000 shares were available for grant pursuant to stock options. Options may no longer be granted under the Key Employee Plan. As of December 31, 2003, net options to purchase 396,971 shares had been granted to employees. Under the Key Employee Plan, options granted after July 28, 1995 have an option price of not less than fair market value of a share of common stock on the date of grant and expire after eight years.

1996 Non-Employee Director Stock Plan

        In September 2001, the Board amended the compensation to be provided to the unaffiliated directors. In connection with the approval of such amended compensation package, the annual grant of shares and options and the right to elect to receive shares or options in lieu of the directors' annual retainer under the Director Stock Plan were suspended indefinitely effective the first business day of January 2002. All share related compensation for unaffiliated directors is currently being provided under the 2001 Stock Incentive Plan. Under the Director Plan, a maximum of 87,313 shares were available for grant pursuant to stock awards and stock options. As of December 31, 2003, options to purchase 2,040 shares had been granted to directors. These options have an exercise price equal to the market price of a share of common stock on the date of grant, vested on the date of grant, and expire after ten years.

Summary of Stock Based Compensation Activity

        A summary of these stock plans as of December 31, 2003, 2002 and 2001, and changes during the years then ended is presented in the table below:

	2001 Stock Plan		Key Employee Plan		Directors' Plan
	Stock Options	Weighted Average Price	Stock Options	Weighted Average Price	Stock Options	Weighted Average Price
Balance, January 1, 2001	—	$—	207,825	$102.08	1,131	$87.25
Adjustment of 3/01(1)	—	—	103,844	102.08	609	87.25
Granted	285,000	2.78	137,500	5.70	300	7.30
Exercised	—	—	—	—	—	—
Forfeited	—	—	(14,302)	75.61	—	—

Balance, December 31, 2001	285,000	2.78	434,867	72.94	2,040	75.49
Granted	317,000	6.77	—	—	—	—
Exercised	(2,500)	2.78	(6,400)	5.70	—	—
Forfeited	(8,000)	2.78	(16,889)	45.65	—	—

Balance, December 31, 2002	591,500	4.92	411,578	74.61	2,040	75.49
Granted	28,000	9.35	—	—	—	—
Exercised	(135,767)	4.39	(25,800)	5.70	—	—
Forfeited	(8,234)	7.41	(37,301)	74.55	—	—

Balance, December 31, 2003	475,499	$5.29	348,477	$79.72	2,040	$75.49

Exercisable, December 31, 2001	94,998	$2.78	389,435	$78.53	2,040	$75.49

Exercisable, December 31, 2002	295,493	$4.23	407,413	$75.27	2,040	$75.49

Exercisable, December 31, 2003	397,060	$4.91	348,477	$79.72	2,040	$75.49

(1)
Adjustment as a result of anti-dilution provision associated with Series G Preferred Stock dividend paid to holders of common stock.

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number exercisable	Weighted Average Exercise Price
$2.78-$15.93	609,308	5.8	$5.64	530,869	$5.41
$15.94-$31.87	54,134	2.3	31.25	54,134	31.25
$31.88-$47.81	348	5.0	35.63	348	35.63
$47.82-$111.56	5,325	0.5	108.75	5,325	108.75
$111.57-$127.50	2,967	1.0	127.50	2,967	127.50
$127.51-$159.38	153,934	1.8	158.21	153,934	158.21

$2.78-$159.38	826,016	4.8	$36.86	747,577	$39.98

        In addition to the stock option grants included in the table above, 96,631 shares and 32,500 shares of restricted stock were awarded to certain employees under the 2001 Stock Incentive Plan during the years ended December 31, 2003 and 2002, respectively. The weighted average price of our common stock was $10.96 and $3.99 at the award dates in 2003 and 2002, respectively. There are 69,071 unvested restricted shares as of December 31, 2003. The fair value of the restricted stock at date of grant is recognized as deferred compensation expense over the vesting period.

        We account for our stock-based compensation arrangements in accordance with the intrinsic value method as defined by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", which was effective January 1, 2003 for us, requires certain disclosures related to our stock-based compensation arrangements. The following table presents the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to our stock-based compensation (in thousands, except per share amounts):

	Years ended December 31,
	2003	2002	2001
Net loss to common shareholders	$(4,111)	$(65,462)	$(24,223)
Add: Stock-based compensation expense included in reported net loss	752	110	—
Less: Stock-based compensation expense determined under the fair value based method for all awards	(1,182)	(1,124)	(1,271)

Pro forma net loss to common shareholders	$(4,541)	$(66,476)	$(25,494)

Earnings (loss) per share:
Basic and diluted—as reported	$(0.27)	$(4.77)	$(2.18)

Basic and diluted—pro forma	$(0.30)	$(4.85)	$(2.30)

        The weighted average fair value of the options granted was $6.23, $4.74, and $2.66 during 2003, 2002 and 2001, respectively. The fair value of the 2003, 2002 and 2001 option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	2.65%	4.23%	4.29%
Expected life	4.64 years	4.73 years	4.78 years
Expected volatility	85.8%	89.2%	91.4%
Dividend yield	—%	—%	—%

16.   401(k) PLAN

        Our 401(k) retirement investment plan is open to all of our full-time employees who are at least 21 years of age. The employees may elect voluntary pre-tax wage deferrals ranging from 0% to 100% of eligible compensation for the year up to $11,000 annually for the 2003 plan year. Plan participants who reached the age of 50 during the 2003 plan year were eligible to defer an additional $1,000 during the year. We made contributions to the 401(k) plan through June 30, 2003. We contributed up to 5% of each participant's eligible compensation during the year up to a maximum compensation permitted by the IRS (such maximum compensation was $200,000 during 2003), which vested over five years. From July 1, 2003 through December 31, 2003, we did not make contributions to the 401(k) plan. Total 401(k) contribution expense for the years ended December 31, 2003, 2002 and 2001 was approximately $119,000, $234,000, and $249,000, respectively, and is reflected in general and administrative expense. We intend to begin making contributions again during 2004.

17.   TRANSACTIONS WITH RELATED PARTIES

        The following is a summary of the related party transactions which occurred during the years ended December 31, 2003, 2002 and 2001.

	For the years ended December 31,
	2003	2002	2001
Amounts paid or accrued to BREF and affiliates
Compensation for services of Barry Blattman(1)(5)	$1,000,000	$—	$—
BREF maintenance fee(2)	1,663,667	—	—
Reimbursement of recapitalization expenses(2)	1,000,000	—	—
Origination fee(2)	200,000	—	—
Expense reimbursements to affiliates of BREF Fund and employees of these affiliates(5)	32,835	—	—

Total	$3,896,502	$—	$—

Amounts received or accrued from the AIM Limited Partnerships
Income(3)	$377,640	$544,226	$751,021
Return of capital(4)	2,324,448	2,245,304	1,723,949

Total	$2,702,088	$2,789,530	$2,474,970

Amounts received or accrued for AIM Acquisition Limited Partnership(3)	$157,083	$232,873	$284,411

Expense reimbursements from:
AIM Limited Partnerships(5)	$248,136	$203,668	$183,898
CMSLP(5)	—	—	248,428

Total	$248,136	$203,668	$432,326

Expense reimbursement (to) from CRI:
Expense reimbursement to CRI(5)(6)	$(90,241)	$(340,847)	$(321,505)
Expense reimbursement from CRI(5)	88,090	190,095	87,381

Net expense reimbursement	$(2,151)	$(150,752)	$(234,124)

(1)
As previously discussed, Barry Blattman, our Chairman and CEO, is affiliated with BREF Fund and BREF Investments. The Board's Compensation and Stock Option Committee set Mr. Blattman's total compensation for services provided in 2003 as Chairman and Chief Executive Officer at $1.0 million. Upon the recommendation of the Compensation and Stock Option Committee and the approval of the disinterested members of the Board, we paid $1.0 million in cash in 2004 to Brascan Real Estate Financial Partners, LLC (BREF Partners), an affiliate of BREF Fund and BREF Investments, with respect to the services provided by Mr. Blattman during 2003.

(2)
See discussion of the BREF maintenance fee, the reimbursement of recapitalization expenses and the origination fee in Note 6. Additionally, as discussed in Note 12, we issued seven-year warrants to BREF Fund to purchase up to 336,835 shares of our common stock at $11.50 per share in connection with the January 2003 recapitalization. There are also other existing and potential relationships, transactions and agreements with BREF Fund and/or certain of its affiliates (including BREF Investments) relating to the composition of our Board of Directors, additional subordinated debt financing, non-competition and other matters.

(3)
Included as equity in earnings from investments on the accompanying consolidated statements of income.

(4)
Included as a reduction of equity investments on the accompanying consolidated balance sheets.

(5)
Included in general and administrative expenses on the accompanying consolidated statements of income.

(6)
Pursuant to an administrative services agreement between us and CRI, CRI provided us with certain administrative and office facility services and other services, at cost, with respect to certain aspects of our business. We used the services provided under the administrative services agreement to the extent such services were not performed by CRIIMI MAE Management or provided by another service provider. The majority of such services under this agreement were terminated in March 2003. Our former Chairman is a director, executive officer and principal shareholder of CRI.

        In addition to the transactions listed above, in connection with our merger in 1995, we entered into a deferred compensation arrangement with William Dockser, Chairman until January 23, 2003 and a Director from January 23, 2003 through February 25, 2004, and H. William Willoughby, President and a Director until January 23, 2003, in an original aggregate amount of $5,002,183 pursuant to which we agreed to pay Messrs. Dockser and Willoughby for services performed in connection with the structuring of the merger. Our obligation to pay the deferred compensation is limited, with certain exceptions, to the creation of an irrevocable grantor trust for the benefit of Messrs. Dockser and Willoughby and the transfer to such trust of the right to receive such deferred compensation (the Note Receivable) in the original aggregate principal amount of $5,002,183. The deferred compensation is fully vested and payable only to the extent that payments are made by CRI on the Note Receivable. Payments of principal and interest on the Note Receivable/deferred compensation are payable quarterly and terminate in June 2005. The Note Receivable/deferred compensation bears interest at the prime rate (4.00% as of December 31, 2003) plus 2% per annum. During the years ended December 31, 2003, 2002 and 2001, aggregate payments of approximately $574,000, $616,000 and $2.6 million (including $946,000 in accrued interest), respectively, were made on the Note Receivable/deferred compensation. These aggregate payments were split approximately equally among Messrs. Dockser and Willoughby. The unpaid aggregate principal balance on the note receivable/deferred compensation was $875,368 at December 31, 2003. The financial statement impact of these transactions is immaterial.

18.   LITIGATION

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

19.   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2003, 2002 and 2001:

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest Income	$26,723,870	$26,388,876	$25,607,633	$25,694,486
Net income (loss) to common shareholders	4,262,541	(3,580,779)	(7,374,724)	2,581,664
Basic net earnings (loss) per share	0.28	(0.24)	(0.49)	0.17
Diluted net earnings (loss) per share	0.28	(0.24)	(0.49)	0.17
	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest Income	$32,031,879	$31,743,348	$31,508,173	$29,176,532
Net income (loss) to common shareholders	(8,042,208)	2,295,745	(25,101,506)	(34,614,072)
Basic net earnings (loss) per share	(0.62)	0.16	(1.80)	(2.48)
Diluted net earnings (loss) per share	(0.62)	0.16	(1.80)	(2.48)
	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest Income	$33,811,044	$33,718,486	$33,588,020	$33,258,002
Net income (loss) to common shareholders	6,030,160	(2,375,818)	(723,708)	(27,153,432)
Basic net earnings (loss) per share	0.80	(0.21)	(0.06)	(2.10)
Diluted net earnings (loss) per share	0.64	(0.21)	(0.06)	(2.10)

20.   SEGMENT REPORTING

        Management currently assesses our performance and allocates capital principally on the basis of two lines of business: portfolio investment and mortgage servicing. These two lines of business are managed separately as they provide different sources and types of revenues.

        Portfolio investment currently includes (i) CMBS, (ii) direct and indirect investments in government insured mortgage securities and entities that own government insured mortgage securities, (iii) investments in mezzanine loans and (iv) securities trading activities. Our income from this segment is primarily generated from these assets.

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

        The following tables detail the financial performance of these operating segments for the years ended December 31, 2003, 2002 and 2001.

	As of and for the year ended December 31, 2003
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
Interest income	$104,414,865	$—	$—	$104,414,865
Interest expense	(70,802,378)	—	2,702	(70,799,676)

Net interest margin	33,612,487	—	2,702	33,615,189

General and administrative expenses	(10,901,540)	—	(1,084,387)	(11,985,927)
Deferred compensation expense	(204,311)	—	—	(204,311)
Depreciation and amortization	(567,629)	—	—	(567,629)
Impairment on CMBS	(14,738,431)	—	—	(14,738,431)
Servicing revenue	—	9,485,898	(2,702)	9,483,196
Servicing general and administrative expenses	—	(10,252,319)	1,084,387	(9,167,932)
Servicing amortization, depreciation and impairment	—	(1,811,028)	—	(1,811,028)
Servicing restructuring expenses	—	(148,878)	—	(148,878)
Servicing loss on sale of investment-grade CMBS		(5,672)		(5,672)
Income tax benefit (expense)	—	602,577	—	602,577
Equity in earnings (losses) from investments	141,732	—	—	141,732
Other, net	672,264	—	—	672,264
BREF maintenance fee	(1,663,667)	—	—	(1,663,667)
Executive contract termination costs	(2,028,343)	(824,572)	—	(2,852,915)
Recapitalization expenses	(3,196,603)	—	—	(3,196,603)
Net gain on extinguishment debt	6,672,872	—	—	6,672,872
Hedge ineffectiveness	(1,949,439)	—	—	(1,949,439)

	(27,763,095)	(2,953,994)	(2,702)	(30,719,791)

Net income (loss) before changes in accounting principles	$5,849,392	$(2,953,994)	$—	$2,895,398

Total assets	$1,058,970,703	$10,241,041	$—	$1,069,211,744

	As of and for the year ended December 31, 2002
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
Interest income	$124,459,932	$—	$—	$124,459,932
Interest expense	(93,765,029)	—	21,624	(93,743,405)

Net interest margin	30,694,903	—	21,624	30,716,527

General and administrative expenses	(10,714,975)	—	96,672	(10,618,303)
Deferred compensation expense	(110,154)	—	—	(110,154)
Depreciation and amortization	(1,095,861)	—	—	(1,095,861)
Impairment on CMBS	(70,225,506)	—	—	(70,225,506)
Servicing revenue	—	11,570,862	(585,092)	10,985,770
Servicing general and administrative expenses	—	(9,321,365)	466,796	(8,854,569)
Servicing amortization, depreciation and impairment	—	(2,173,137)	—	(2,173,137)
Servicing restructuring expenses	—	(188,614)	—	(188,614)
Servicing gain on sale of servicing rights	—	4,864,274	—	4,864,274
Servicing gain on sale of investment-grade CMBS	—	241,160	—	241,160
Income tax benefit (expense)	326,998	(787,286)	—	(460,288)
Equity in earnings (losses) from investments	(41,882)	—	—	(41,882)
Other, net	1,650,621	—	—	1,650,621
BREF maintenance fee	—	—	—	—
Executive contract termination costs	—	—	—	—
Recapitalization expenses	(1,048,559)	—	—	(1,048,559)
Net gain on extinguishment debt	—	—	—	—
Hedge ineffectiveness	—	—	—	—

	(81,259,318)	4,205,894	(21,624)	(77,075,048)

Net income (loss) before changes in accounting principles	$(50,564,415)	$4,205,894	$—	$(46,358,521)

Total assets	$1,214,741,938	$26,812,985	$(469,680)	$1,241,085,243

	As of and for the year ended December 31, 2001
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions(1)	Consolidated
Interest income	$134,375,552	$—	$—	$134,375,552
Interest expense	(98,860,960)	—	—	(98,860,960)

Net interest margin	35,514,592	—	—	35,514,592

General and administrative expenses	(10,840,864)	—	(110,556)	(10,951,420)
Deferred compensation expense	—	—	—	—
Depreciation and amortization	(3,718,485)	—	—	(3,718,485)
Impairment on CMBS	(34,654,930)	—	—	(34,654,930)
Reorganization items	(1,813,220)	—	—	(1,813,220)
Emergence loan origination fee	(3,936,616)	—	—	(3,936,616)
Servicing revenue	—	12,705,666	(6,021,780)	6,683,886
Servicing general and administrative expenses	—	(12,165,374)	6,595,212	(5,570,162)
Servicing amortization, depreciation and impairment	—	(3,378,076)	1,678,890	(1,699,186)
Servicing restructuring expenses	—	(437,723)	—	(437,723)
Income tax benefit (expense)	—	336,439	—	336,439
Equity in earnings (losses) from investments	646,692	—	(2,278,734)	(1,632,042)
Other, net	3,941,430	—	—	3,941,430
BREF maintenance fee	—	—	—	—
Executive contract termination costs	—	—	—	—
Recapitalization expenses	—	—	—	—
Net gain on extinguishment debt	—	—	—	—
Hedge ineffectiveness	—	—	—	—

	(50,375,993)	(2,939,068)	(136,968)	(53,452,029)

Net income (loss) before changes in accounting principles	$(14,861,401)	$(2,939,068)	$(136,968)	$(17,937,437)

Total assets	$1,289,827,494	$25,176,629	$—	$1,315,004,123

(1)
We perform the mortgage servicing functions through CMSLP which, through June 30, 2001, was accounted for under the equity method. The elimination column reclassifies CMSLP under the equity method as it was accounted for in our consolidated financial statements. Beginning in the third quarter of 2001, CMSLP's results were consolidated into our consolidated financial statements.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CRIIMI MAE INC. CONSOLIDATED BALANCE SHEETS
CRIIMI MAE INC. CONSOLIDATED STATEMENTS OF INCOME
CRIIMI MAE INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
CRIIMI MAE INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS