Form 10-Q
period 2004-03-31
CRIIMI MAE INC
filed 2004-05-06
CIK 847322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004	Commission file number 1-10360

CRIIMI MAE INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1622022
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

11200 Rockville Pike
Rockville, Maryland 20852

(301) 816-2300

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock	New York Stock Exchange
Series F Redeemable Cumulative Dividend Preferred Stock	New York Stock Exchange
Series G Redeemable Cumulative Dividend Preferred Stock	New York Stock Exchange

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2004
Common Stock, $0.01 par value	15,473,930

CRIIMI MAE INC.

Quarterly Report on Form 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

CRIIMI MAE INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Mortgage assets:
Subordinated CMBS pledged to secure Bear Stearns variable rate secured debt, at fair value	$561,137,064	$511,681,345
CMBS pledged to secure Collateralized Bond Obligations, at fair value	335,173,766	325,321,411
Other MBS, at fair value	3,858,427	3,900,132
Insured mortgage securities pledged to secure Collateralized Mortgage Obligations, at fair value	52,781,288	122,376,761
Insured mortgage securities pledged to secure Bear Stearns repurchase agreement, at fair value	47,946,769	25,120,897
Equity investments	1,139,450	3,530,436
Other assets	19,028,884	25,603,905
Receivables	12,467,868	24,013,265
Servicing other assets	8,160,103	5,964,635
Servicing cash and cash equivalents	2,248,574	4,427,615
Other cash and cash equivalents	32,875,909	17,271,342
Total assets	$1,076,818,102	$1,069,211,744

Liabilities and Shareholders’ Equity
Liabilities:
Bear Stearns variable rate secured debt	$295,000,000	$296,250,000
Bear Stearns repurchase agreement	42,945,428	22,526,000
BREF senior subordinated secured note	31,266,667	31,266,667
Securitized mortgage obligations:
Collateralized Bond Obligations	286,540,905	288,979,376
Collateralized Mortgage Obligations-insured mortgage securities	45,170,120	119,237,756
Mortgage payable	7,364,228	7,332,404
Payables and accrued expenses	10,740,385	10,007,787
Servicing liabilities	907,392	1,831,974
Total liabilities	719,935,125	777,431,964

Shareholders’ equity:
Preferred stock, $0.01 par; 75,000,000 shares authorized; 4,009,992 and 3,424,992 shares issued and outstanding, respectively	40,100	34,250
Common stock, $0.01 par; 300,000,000 shares authorized; 15,471,420 and 15,384,648 shares issued and outstanding, respectively	154,714	153,846
Accumulated other comprehensive income	139,005,190	91,582,756
Deferred compensation	(621,629)	(766,093)
Warrants outstanding	2,564,729	2,564,729
Additional paid-in capital	648,407,273	633,348,675
Accumulated deficit	(432,667,400)	(435,138,383)

Total shareholders’ equity	356,882,977	291,779,780

Total liabilities and shareholders’ equity	$1,076,818,102	$1,069,211,744

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended March 31,
	2004	2003

Interest income:
CMBS Interest Income:
Income from Investment Grade CMBS	$6,531,503	$6,557,239
Income from Subordinated CMBS	15,759,941	15,514,738
Insured mortgage securities	2,018,105	4,651,893
Total interest income	24,309,549	26,723,870

Interest and related expenses:
Bear Stearns variable rate secured debt	3,471,213	2,827,635
BREF senior subordinated secured note	1,267,403	1,051,099
Bear Stearns repurchase agreement	93,934	—
Fixed-rate collateralized bond obligations - CMBS	6,481,219	6,540,378
Fixed-rate collateralized mortgage obligations - insured securities	1,811,861	5,560,140
Hedging expense	11,250	352,322
Other interest expense	251,260	236,423
Exit variable-rate secured borrowing	—	859,106
Series A senior secured notes	—	2,130,722
Series B senior secured notes	—	2,697,006
Total interest expense	13,388,140	22,254,831

Net interest margin	10,921,409	4,469,039

General and administrative expenses	(2,711,153)	(2,931,910)
Deferred compensation expense	(144,464)	(16,732)
Depreciation and amortization	(116,413)	(173,290)
Servicing revenue	3,007,816	2,124,561
Servicing general and administrative expenses	(1,925,370)	(2,230,971)
Servicing amortization, depreciation, and impairment expenses	(227,727)	(333,262)
Income tax (expense) benefit	(3,016)	172,376
Equity in earnings from investments	426,915	128,268
Other income, net	314,975	343,176
Net (losses) gains on mortgage security dispositions	(625,813)	188,210
Impairment of real estate owned	(2,608,740)	—
Impairment on Subordinated CMBS	(518,215)	—
BREF maintenance fee	(434,000)	(371,311)
Hedge ineffectiveness	318,160	—
Recapitalization expenses	(242,840)	(2,616,978)
Impairment of mezzanine loan	(526,865)	—
Net (loss) gain on extinguishment of debt	(707,116)	7,337,424
	(6,723,866)	1,619,561

Net income before dividends paid or accrued on preferred shares	4,197,543	6,088,600
Dividends paid or accrued on preferred shares	(1,726,560)	(1,826,059)
Net income to common shareholders	$2,470,983	$4,262,541
Earnings per common share:
Basic and diluted	$0.16	$0.28
Shares used in computing basic earnings per share	15,385,906	14,958,833

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2004

(unaudited)

	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Deferred Compensation	Warrants Outstanding	Total Shareholders’ Equity

Balance at December 31, 2003	$34,250	$153,846	$633,348,675	$(435,138,383)	$91,582,756	$(766,093)	$2,564,729	$291,779,780

Net income before dividends paid on preferred shares	—	—	—	4,197,543	—	—	—	4,197,543
Adjustment to unrealized gains and losses on mortgage assets	—	—	—	—	52,173,877	—	—	52,173,877
Adjustment to unrealized gains and losses on derivative financial instruments	—	—	—	—	(4,751,443)	—	—	(4,751,443)
Dividends paid on preferred shares	—	—	—	(1,726,560)	—	—	—	(1,726,560)
Common shares issued	—	967	515,495	—	—	—	—	516,462
Preferred shares issued, net of offering costs	5,850	—	14,658,752	—	—	—	—	14,664,602
Amortization of deferred compensation	—	—	—	—	—	144,464	—	144,464
Shares repurchased or forfeited	—	(99)	(115,649)	—	—	—	—	(115,748)

Balance at March 31, 2004	$40,100	$154,714	$648,407,273	$(432,667,400)	$139,005,190	$(621,629)	$2,564,729	$356,882,977

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income before dividends paid or accrued on preferred shares	$4,197,543	$6,088,600
Adjustments to reconcile net income before dividends paid or accrued on preferred shares to net cash provided by operating activities:
Loss (gain) on extinguishment of debt (non-cash portion)	707,116	(7,787,370)
Amortization of discount and deferred financing costs on debt	2,124,347	2,591,408
Discount amortization on mortgage assets, net	(5,392,502)	(2,627,940)
Accrual of extension fees related to Exit Debt	—	336,921
Depreciation and other amortization	116,413	173,290
Net losses (gains) on mortgage security dispositions	625,813	(188,210)
Equity in earnings from investments	(426,915)	(128,268)
Servicing amortization, depreciation and impairment	227,727	333,262
Hedging expense	11,250	352,322
Recapitalization expenses (non-cash portion)	242,840	547,600
Amortization of deferred compensation	144,464	16,732
Impairment on non-core assets	3,135,605	—
Impairment on Subordinated CMBS	518,215	—
Hedge ineffectiveness	(318,160)	—
Changes in assets and liabilities:
Decrease in receivables and other assets	2,791,813	318,508
Increase (decrease) in payables and accrued expenses	489,758	(1,598,125)
(Increase) decrease in servicing other assets	(2,489,769)	521,399
Decrease in servicing liabilities	(924,582)	(135,145)
Decrease in restricted cash and cash equivalents	—	7,961,575
Sales of other MBS, net	135,220	1,768,874
Net cash provided by operating activities	5,916,196	8,545,433

Cash flows from investing activities:
Proceeds from mortgage security prepayments and dispositions	53,186,864	47,942,601
Distributions received from AIM Limited Partnerships	2,169,215	831,905
Receipt of principal payments from insured mortgage securities	394,317	817,880
Cash (paid) received in excess of income recognized on Subordinated CMBS	(2,321,841)	3,025,442
Sales of investment-grade CMBS by CMSLP	—	3,316,508
Net cash provided by investing activities	53,428,555	55,934,336

Cash flows from financing activities:
Principal payments on securitized mortgage debt obligations	(78,467,894)	(41,971,272)
Principal payments on recourse debt	(1,765,572)	(375,952,338)
Principal payments on mortgage payable	(28,715)	(28,473)
Proceeds from issuance of debt	20,935,000	330,000,000
Payment of debt issuance costs	—	(5,910,786)
Payment of dividends on preferred shares	(1,726,560)	(1,826,059)
Proceeds from the issuance of common stock, net	516,462	13,480,841
Proceeds from the issuance of preferred stock, net	14,733,802	—
Common stock repurchased	(115,748)	—
Net cash used in financing activities	(45,919,225)	(82,208,087)

Net increase (decrease) in other cash and cash equivalents	13,425,526	(17,728,318)

Cash and cash equivalents, beginning of period (1)	21,698,957	29,251,348
Cash and cash equivalents, end of period (1)	$35,124,483	$11,523,030

(1) Comprised of Servicing cash and cash equivalents and Other cash and cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      ORGANIZATION

General

CRIIMI MAE Inc. (together with its consolidated subsidiaries, We or CRIIMI MAE) is a commercial mortgage company structured as a self-administered real estate investment trust (or REIT).  We currently own, and manage, a significant portfolio of commercial mortgage-related assets.  Historically, we have focused primarily on acquiring high-yielding, non-investment grade (rated below BBB- or unrated) commercial mortgage-backed securities (subordinated CMBS).  We commenced operations in 1989, are incorporated in Maryland, and are not a government sponsored entity or in any way affiliated with the United States government or any United States government agency.  Our common stock is traded on the New York Stock Exchange under the symbol “CMM”.  In addition, our Series B Preferred Stock is also traded on the New York Stock Exchange under the symbol “CMMPRB”.

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

REIT Status/Net Operating Loss for Tax Purposes

REIT Status.  We have elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code.  We are required to meet income, asset, ownership and distribution tests to maintain our REIT status.  Although there can be no assurance, we believe that we have satisfied the REIT requirements for all years through, and including, 2003.  There can also be no assurance that we will maintain our REIT status for 2004 or subsequent years.  If we fail to maintain our REIT status for any taxable year, we will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years.  Depending on the amount of any such federal and state income tax, we may have insufficient funds to pay any such tax and also may be unable to comply with some or all of our obligations, including the Bear Stearns secured financing (Bear Stearns Debt) and the Brascan Real Estate Finance Fund I L.P. secured subordinated debt (BREF Debt).

Net Operating Loss for Tax Purposes/Trader Election.  For tax purposes we have elected to be classified as a trader in securities.  We trade in both short and longer duration fixed income securities, including CMBS, residential mortgage-backed securities and agency debt securities (such securities traded and all other securities of the type described constituting the “Trading Assets” to the extent owned by us or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary).  Such Trading Assets are classified as Other MBS on our balance sheet.

We generated a net operating loss (NOL) for tax purposes of approximately $84.0 million during the year ended December 31, 2003.  As such, our taxable income was reduced to zero and, accordingly, our REIT distribution requirement was eliminated for 2003.  As of December 31, 2003, our accumulated and unused NOL was $307.8 million.  Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused NOLs cannot be carried back because we are a REIT.

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

To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement).  According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests.  In accordance with current SEC staff interpretations, we believe that all of our subordinated CMBS constitute Other Real Estate Interests and that certain of our subordinated CMBS also constitute Qualifying Interests.  On certain of our subordinated CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans.  Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related subordinated CMBS constitute Qualifying Interests.  As of March 31, 2004, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.  If the SEC or its staff were to take a different position with respect to whether such subordinated CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on us.

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

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of March 31, 2004 and December 31, 2003 (audited), and the consolidated results of operations and consolidated cash flows for the three months ended March 31, 2004 and 2003.  The accompanying consolidated financial statements include the financial results of CRIIMI MAE and all of our majority-owned and controlled subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Income Recognition and Carrying Basis

CMBS

We recognize income on our CMBS in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”.  Under EITF 99-20, we calculate a revised yield based on the current amortized cost of the investment and the revised future cash flows when there has been a change in estimated future cash flows from the cash flows previously projected (generally due to credit losses and/or prepayment speeds).  This revised yield is applied prospectively to recognize interest income.  We classify our CMBS as “available for sale” in accordance with Statement of Financial Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and carry them at fair market value with temporary changes in fair value recorded as a component of shareholders’ equity.

Insured Mortgage Securities

Our insured mortgage securities are classified as “available for sale.”  As a result, we carry our insured mortgage securities at fair value and changes in fair value are recorded as a component of shareholders’ equity.  Insured mortgage securities income consists of amortization of the discount or premium plus the stated mortgage interest payments received or accrued.  The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method.  The effective interest method provides a constant yield of income over the term of the mortgage security.

Other Mortgage-Backed Securities

Interest income on other mortgage-backed securities (or Other MBS) consists of amortization of the discount or premium on primarily investment-grade securities, plus the stated investment interest payments received or accrued on Other MBS.  The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the investment using the effective interest method.  The effective interest method provides a constant yield of income over the term of the investment.  Effective January 1, 2004, all purchased Other MBS are classified as “trading securities.”  As a result, we carry these securities at fair value with changes in fair value recorded through earnings in the income statement.  Upon the sale of such securities, any gain or loss is recognized in the income statement.

Impairment

CMBS

We assess each CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: (1) our revised projected cash flows related to the CMBS and the CMBS’s current cost basis result in a decrease in the yield compared to what was previously used to recognize income, or (2) fair value has been below amortized cost for a significant period of time and we conclude that we no longer have the ability or intent to hold the security for the period that fair value is expected to be below amortized cost through the period of time we expect the value to recover to amortized cost.  This decrease in yield would be primarily a result of the credit quality of the security declining and a determination that the current estimate of expected future credit losses exceeds credit losses as originally projected or that expected credit losses will occur sooner than originally projected.  The amount of impairment loss is measured by comparing the fair value, based on available market information and management’s estimates, of the subordinated CMBS to its current amortized cost basis; the difference is recognized as a loss in the income statement.  We assess current economic events and conditions that impact the value of our CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred.  During the three months ended March 31, 2004, we recognized impairment charges of $518,000 on our subordinated CMBS.  We did not recognize any impairment losses on our CMBS during the three months ended March 31, 2003.

Insured Mortgage Securities

We assess each insured mortgage security for other than temporary impairment when the fair market value of the asset declines below amortized cost for a significant period of time and we conclude that we no longer have the ability to hold the security through the market downturn.  The amount of impairment loss is measured by comparing the fair value of an insured mortgage security to its current amortized cost basis, with the difference recognized as a loss in the income statement.  We did not recognize any impairment on our insured mortgage securities during the three months ended March 31, 2004 and 2003.

Real Estate Owned

We review our real estate owned for impairment whenever events or changes in circumstances indicate that the cost basis of such assets may not be recoverable.  If the carrying value of the real estate owned is greater than the projected undiscounted net cash flows from the real estate, an impairment loss is recognized.  Impairment losses are calculated as the difference between the real estate’s carrying value and its estimated fair value.  See further discussion in Note 9.

Cash Flow

The following is the supplemental cash flow information (in thousands):

	Three months ended March 31,
	2004	2003
Cash paid for interest	$10,645	$21,183

Comprehensive Income

The following table presents comprehensive income for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
Net income before dividends paid or accrued on preferred shares	$4,197,543	$6,088,600
Adjustment to unrealized gains and losses on mortgage assets	52,173,877	3,026,973
Adjustment to unrealized gains and losses on derivative financial instruments	(4,751,443)	348,086

Comprehensive income	$51,619,977	$9,463,659

The following table summarizes our accumulated other comprehensive income:

	March 31, 2004	December 31, 2003
Unrealized gains on mortgage assets	$139,031,006	$86,857,129
Unrealized (losses) gains on derivative financial instruments	(25,816)	4,725,627
Accumulated other comprehensive income	$139,005,190	$91,582,756

Stock-Based Compensation

We account for our stock-based compensation arrangements in accordance with the intrinsic value method as defined by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, requires certain disclosures related to our stock-based compensation arrangements.  The following table presents the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to our stock-based compensation (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Net income to common shareholders	$2,471	$4,263
Add: Stock-based compensation expense included in reported net income	144	564
Less: Stock-based compensation expense determined under the fair value based method for all awards	(235)	(662)
Pro forma net income to common shareholders	$2,380	$4,165

Earnings per share:
Basic – as reported	$0.16	$0.28
Basic – pro forma	$0.15	$0.28
Diluted – as reported	$0.16	$0.28
Diluted – pro forma	$0.15	$0.27

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation (or FIN) No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity.  This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  FIN No. 46 was effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  According to FIN No. 46R issued in December 2003, the Interpretation applies at the end of the first reporting period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The adoption of FIN No. 46 did not have a material effect on our financial position or results of operations.

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

	As of March 31, 2004				As of December 31, 2003
(in thousands)	Amortized Cost		Fair Value		Amortized Cost		Fair Value
ASSETS:
Subordinated CMBS pledged to secure Bear Stearns variable rate secured debt (1)	$469,533		$561,137		$463,194		$511,681
CMBS pledged to secure Collateralized Bond Obligations (1)	287,953		335,174		287,093		325,321
Other MBS (1)	3,909		3,858		3,994		3,900
Insured mortgage securities pledged to secure Collateralized Mortgage Obligations (1)	52,677		52,781		122,291		122,377
Insured mortgage securities pledged to secure Bear Stearns repurchase agreement (1)	47,859		47,947		25,051		25,121
Derivative net asset (liability) (1)	26		(251)		38		3,438
Servicing other assets	See footnote	(2)	See footnote	(2)	See footnote	(2)	See footnote	(2)
Servicing cash and cash equivalents	2,249		2,249		4,428		4,428
Other cash and cash equivalents	32,876		32,876		17,271		17,271

LIABILITIES:
Bear Stearns variable rate secured debt	295,000		295,000		296,250		296,250
Bear Stearns repurchase agreement	42,945		42,945		22,526		22,526
BREF senior subordinated secured note	31,267		33,913		31,267		33,950
Securitized mortgage obligations:
Collateralized bond obligations	286,541		335,174		288,979		325,321
Collateralized mortgage obligations-insured mortgage securities	45,170		45,866		119,238		122,791
Mortgage payable	7,364		5,689		7,332		7,364

(1)          Recorded at fair value in the accompanying Consolidated Balance Sheet.

(2)          CMSLP owned subordinated CMBS and interest-only strips with an aggregate amortized cost basis of approximately $1.4 million and $1.5 million and a fair value of approximately $1.4 million and $1.6 million as of March 31, 2004 and December 31, 2003, respectively.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CMBS

Our determination of fair values for our CMBS portfolio is a subjective process.  The process begins with the compilation and evaluation of pricing information (such as nominal spreads to U.S. Treasury securities or nominal yields) that, in our view, is commensurate with the market’s perception of value and risk of our assets and comparable assets.  We use a variety of sources to compile such pricing information including:  (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS or to the CMBS (or collateral) underlying our CMBS issued in connection with CBO-1 and CBO-2), (ii) communications with dealers and active CMBS investors and/or advisors regarding the pricing and valuation of our securities and comparable securities, (iii) institutionally available research reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market’s perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of underlying commercial mortgage loans.  We make further adjustments to such pricing information based on our specific knowledge of our CMBS and the impact of relevant events, which is then used to determine the fair value of our CMBS using a discounted cash flow approach.  Expected future gross cash flows are discounted at assumed market yields for our CMBS rated A+ through B, depending on the rating. The fair value for those CMBS incurring principal losses and interest shortfalls (i.e., B- rated bonds through our unrated/issuer’s equity) based on our overall expected loss estimate are valued at a loss adjusted yield to maturity that, in our view, is commensurate with the market’s perception of the value and risk of comparable securities, using a discounted cash flow approach.  Such anticipated principal losses and interest shortfalls, as well as the timing and amount of potential recoveries of such shortfalls, are critical estimates and have been taken into consideration in the calculation of fair values and yields to maturity used to recognize interest income as of March 31, 2004.  We have disclosed the range of discount rates by rating category used in determining the fair values as of March 31, 2004 in Note 4.

The liquidity of the subordinated CMBS market has historically been limited.  Additionally, during adverse market conditions, the liquidity of such market has been severely limited.  For this reason, among others, management’s estimate of the value of our subordinated CMBS could vary significantly from the value that could be realized in a current transaction.

Other MBS

The fair value of the Other MBS is an estimate based on the indicative market price from publicly available pricing services, as well as management estimates.

Insured Mortgage Securities

We calculated the estimated fair value of the insured mortgage securities portfolio as of March 31, 2004 and December 31, 2003, using a discounted cash flow methodology.  The cash flows were discounted using a discount rate and other assumptions that, in our view, was commensurate with the market’s perception of risk and value.  We used a variety of sources to determine the discount rate, including institutionally available research reports, communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities and recent transactions.

Servicing and Other Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Debt

The fair values of the securitized mortgage obligations as of March 31, 2004 and December 31, 2003 were calculated using a discounted cash flow methodology similar to that discussed for CMBS above.  The carrying amount of the Bear Stearns Debt and the Bear Stearns repurchase agreement approximates fair value because the current rate on the debt resets monthly based on market rates.  The fair value of the BREF Debt was estimated by applying a discount rate to the debt’s future cash flows.  The discount rate was determined by considering the BREF Debt’s relative position in our capital structure in relation to our other capital.  The fair value of the mortgage payable is estimated based on the fair value of the underlying asset as of March 31, 2004 and on current market interest rates of commercial mortgage debt as of December 31, 2003.

Derivative Net Asset (Liability)

The fair values of our interest rate swaps and interest rate cap are the estimated amounts that we would realize to terminate the agreements as of March 31, 2004 and December 31, 2003, taking into account current interest rates and the current creditworthiness of the counterparties.  The amounts were determined based on valuations received from the counterparties to the agreements.

4.                                      CMBS

As of March 31, 2004, our assets, in accordance with GAAP, include CMBS with an aggregate face amount of approximately $1.4 billion rated from A+ to D and unrated.  Such CMBS had an aggregate fair value of approximately $896 million (representing approximately 83% of our total consolidated assets) and an aggregate amortized cost of approximately $757 million.  Such CMBS represent investments in securities issued in connection with CRIIMI MAE Trust 1 Series 1996-C1 (or CBO-1), CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2) and Nomura Asset Securities Corporation Series 1998-D6 (or Nomura). The following is a summary of the ratings of our CMBS as of March 31, 2004 (in millions):

Rating (1)	Fair Value	% of Total CMBS
Investment Grade:
A+, BBB+ or BBB (2)	$335.2	37%

Retained Portfolio:
BB+, BB or BB-	$372.3	42%
B+, B or B-	$151.2	17%
CCC, D or Unrated	$37.6	4%

(1)          Ratings are provided by Standard & Poor’s.

(2)          Represents investment grade securities that we reflect as assets on our balance sheet as a result of the issuance of the CBO-2 transaction.  As indicated in footnote 4 to the table below, GAAP requires both these assets (reflected as “CMBS pledged to Secure Collateralized Bond Obligations”) and their related liabilities (reflected as “Collateralized Bond Obligations”) to be reflected on our balance sheet.  As of March 31, 2004, the fair value of these assets as reflected in our balance sheet was approximately $335.2 million and the amortized cost of the debt as reflected in our balance sheet was approximately $286.5 million.  All cash flows related to the investment grade CMBS are used to service the corresponding collateralized bond obligations.  As a result, we currently receive no cash flows from the investment grade CMBS.

As of March 31, 2004, the weighted average pay rate and the loss adjusted weighted average life (based on face amount) of the investment grade securities was 7.0% and 7.6 years, respectively.  The weighted average pay rate and the loss adjusted weighted average life (based on face amount) of the BB+ through unrated CMBS securities, sometimes referred to as the retained portfolio, was 4.4% and 10.9 years, respectively.  The aggregate investment by the rating of the CMBS is as follows:

Security Rating	Face Amount as of 3/31/04 (in millions)	Weighted Average Pay Rate as of 3/31/04	Loss Adjusted Weighted Average Life (1)	Fair Value as of 3/31/04 (in millions)		Discount Rate or Range of Discount Rates Used to Calculate Fair Value as of 3/31/04		Amortized Cost as of 3/31/04 (in millions) (5)	Amortized Cost as of 12/31/03 (in millions)

Investment Grade Portfolio
A+ (4)	$59.4	7.0%	2 years	$62.3		4.6%		$57.2	$57.0

BBB+ (4)	150.6	7.0%	9 years	157.2		6.3%		133.9	133.6

BBB (4)	115.2	7.0%	9 years	115.6		7.0%		96.8	96.5

Retained Portfolio
BB+	319.0	7.0%	11 years	288.5		8.1%-8.7%		228.1	227.1

BB	70.9	7.0%	13 years	57.1		9.7%		47.7	47.5

BB-	35.5	7.0%	13 years	26.7		10.6%		21.3	21.2

B+	88.6	7.0%	14 years	50.7		14.2%		47.4	46.9

B	177.2	4.1%	18 years	94.6		14.0%		88.3	86.5

B- (2)	12.0	8.0%	17 years	6.0		15.0	%(8)	5.4	5.5

CCC (2)	70.9	0.0%	—	—		—		—	—

D (2)(9)	106.3	0.0%	24 years	19.9		15.0	%(8)	16.0	11.8

Unrated/Issuer’s Equity (2) (3)	241.1	2.2%	0.5 year	17.7		15.0	%(8)	15.4	16.7

Total	$1,446.7	5.0%	10 years	$896.3	(7)			$757.5	(6) $750.3

(1)                The loss adjusted weighted average life represents the weighted average expected life of the CMBS based on our current estimate of future losses.  As of March 31, 2004, the fair values of the B-, CCC, D and the unrated/issuer’s equity were derived primarily from interest cash flow anticipated to be received since our current loss expectation assumes that the full principal amount of these securities will not be recovered.  See also “Advance Limitations, Appraisal Reductions and Losses on CMBS” below.

(2)                The CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our subordinated CMBS.  Such interest shortfalls will continue to accumulate until they are repaid through either excess interest and/or recoveries on the underlying CMBS or a re-characterization of principal cash flows, in which case they may be realized as a loss of principal on the subordinated CMBS.  Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of March 31, 2004.

(3)                The unrated/issuer’s equity subordinated CMBS from CBO-1 and CBO-2 currently do not have a stated coupon rate since these securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority.  As a result, effective coupon rates on these securities are highly sensitive to the monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-1 and CBO-2.

(4)                In connection with CBO-2, $62.6 million (currently A+ rated) and $60.0 million (currently BBB+ rated) face amount of investment grade CMBS were sold with call options and $345 million (currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, we initially retained $90.6 million (currently BBB+ rated) and $115.2 million ( currently BBB rated) face amount of CMBS, both with call options, with the intention to sell these CMBS at a later date. Such sale occurred March 5, 1999.  Since we retained call options on certain sold CMBS (currently rated A+, BBB+ and BBB bonds), we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 125, and thus these CMBS are accounted for as a financing and not a sale.  Since the CBO-2 transaction is recorded as a partial financing and a partial sale, we are deemed to have retained these CMBS with call options issued in connection with CBO-2, from which we currently receive no cash flows, and are required to reflect them as CMBS on the balance sheet.

(5)                Amortized cost reflects approximately $518,000 of impairment charges related to the Nomura unrated bond, which was recognized during the three months ended March 31, 2004.  This impairment charge is in addition to the cumulative impairment charges of approximately $263.1 million that were recognized through December 31, 2003.

(6)                See Notes 1 and 8 to Notes to Consolidated Financial Statements for information regarding the subordinated CMBS for tax purposes.

(7)                As of March 31, 2004, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $19.4 million, $872.7 million and $4.2 million, respectively.

(8)                As a result of the estimated loss of principal on these CMBS, the fair values and discount rates of these CMBS are based on a loss adjusted yield to maturity.

(9)                Although the principal balance of the D bond in CBO-2 is expected to be outstanding for approximately 24 years, it is not anticipated that any principal will be collected.

Mortgage Loan Pool

We have $14.9 billion and $15.3 billion of seasoned commercial mortgage loans underlying our subordinated CMBS as of March 31, 2004 and December 31, 2003, respectively.   As of March 31, 2004, the commercial mortgage loans are secured by properties of the types and in the geographic locations identified below:

Property Type	3/31/04 Percentage(1)

Retail	31%
Multifamily	27%
Hotel	15%
Office	14%
Other (3)	13%
Total	100%

Geographic Location (2)	3/31/04 Percentage(1)

California	16%
Texas	12%
Florida	8%
Pennsylvania	6%
New York	5%
Other(4)	53%
Total	100%

(1)          Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)          No significant concentration by region.

(3)          Our ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes subordinated CMBS in which our exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the Subordinated Healthcare/Senior-Housing CMBS).  These other CMBS are not owned by us and are subordinate to our CMBS in this transaction.  As a result, our investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the Subordinated Healthcare/Senior-Housing CMBS.  We currently estimate that the interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans will exceed the Subordinated Healthcare/Senior Housing CMBS. The principal balance of the Subordinated Healthcare/Senior Housing CMBS as of March 31, 2004 is approximately $3.4 million.  As of March 2004, the aggregate principal balance of healthcare and senior housing mortgage loans, underlying the Subordinated Healthcare/Senior Housing CMBS, that are specially serviced by another special servicer, and therefore not in our special servicing loan balance, is approximately $82 million.

(4)          No other individual state makes up more than 5% of the total.

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

As of March 31, 2004 and December 31, 2003, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

	3/31/04	12/31/03
Specially serviced loans due to monetary default (1)	$949.0 million	$963.8 million
Specially serviced loans due to covenant default/other	69.8 million	58.2 million
Total specially serviced loans (2)	$1,018.8 million	$1,022.0 million
Percentage of total mortgage loans (2)	6.8%	6.7%

(1)          Includes $164.9 million and $163.8 million, respectively, of real estate owned by the underlying securitization trusts.  See also the table below regarding property type concentrations for further information on real estate owned by underlying trusts.  See below for a detailed discussion of the Shilo Inns loans.

(2)          As of April 30, 2004, total specially serviced loans were approximately $990.5 million, or 6.8% of the total mortgage loans.

The specially serviced mortgage loans as of March 31, 2004 were secured by properties of the types and located in the states identified below:

Property Type	$ (in millions)		Percentage

Hotel	$510.2	(1)	50%
Retail	232.8	(2)	23%
Multifamily	119.8		12%
Healthcare	69.6		7%
Office	49.8		5%
Industrial	27.5		2%
Other	9.1		1%
Total	$1,018.8		100%

Geographic Location	$ (in millions)	Percentage

Florida	$150.1	15%
Texas	109.9	11%
Oregon	92.1	9%
Georgia	55.7	5%
Massachusetts	47.3	5%
Other	563.7	55%
Total	$1,018.8	100%

(1)          Approximately $109.1 million of these loans in special servicing are real estate owned by the underlying securitization trusts.  Full service hotels represent 44% of the total hotel loans in special servicing, and limited service hotels represent 56% of the total hotel loans in special servicing.  See below for a detailed discussion of the Shilo Inns loans.

(2)          Approximately $38.5 million of these loans in special servicing are real estate owned by the underlying securitization trusts.

The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2003 to March 31, 2004 (in millions):

Specially Serviced Loans, beginning of period	$1,022.0
Transfers in due to monetary default	103.5
Transfers in due to covenant default and other	8.9
Transfers out of special servicing	(109.6)
Loan amortization (1)	(6.0)
Specially Serviced Loans, end of period	$1,018.8

(1)                                  Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by master servicers.

As of March 31, 2004, the most significant borrowing relationship in our specially serviced mortgage loan portfolio, Shilo Inns, consists of 26 loans totaling approximately $164 million spread across three CMBS transactions.  The loans are secured by hotel properties in the western and Pacific northwestern states.  The borrower initially filed for bankruptcy protection in February 2002 and indicated that the properties had experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks.  We entered into a consensual settlement agreement dated February 25, 2003 pursuant to which the loan terms were amended and modified.  This agreement was subsequently approved and confirmed by the bankruptcy court on March 28, 2003.  The comprehensive loan modifications were executed by the borrower and CMSLP as special servicer, on March 29, 2004.  On April 9, 2004, the related pooling and servicing agreements (PSAs) were amended to clarify the method by which master servicers can recoup their outstanding liquidity and property protection advances. The PSA amendments were executed by each of CMSLP as special servicer, the depositors, master servicers and trustees for the three CMBS transactions to allow the master servicers to use general pool principal collections to reimburse such outstanding advances on modified loans.  The loans are expected to be returned to the master servicers as “corrected” following a bankruptcy court hearing currently scheduled for June 2004 related to the lenders’ application for legal and other professional fees and expenses.  There can be no assurance that the borrower will continue making the loan payments required under the loan modifications. Distributions on our subordinated CMBS, and the related fair value of the subordinated CMBS, will continue to be dependent on the borrower’s continued performance under the terms of the modified loans.

Advance Limitations, Appraisal Reductions and Losses on CMBS

We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions.  An appraisal reduction event can result in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan.  As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement.  In general, the master servicer can advance up to a maximum of the difference between 90% of the property’s appraised value and the sum of accumulated principal and interest advances and expenses.  As an example, assuming a weighted average coupon of 6% on a first loss subordinated CMBS, a $1 million appraisal reduction would reduce our net cash flows by up to $60,000 on an annual basis, assuming that the total exposure was equal to or greater than 90% of the appraised value immediately prior to receipt of the new appraisal (appraisal reduction).    The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss on our subordinated CMBS than the calculated appraisal reduction amount.  Cumulative appraisal reductions through March 31, 2004 for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as estimated by us were approximately $157.4 million, $57.3 million and $20.7 million for CBO-2, CBO-1 and Nomura, respectively, for a total of $235.4 million.

Certain CMBS from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives.  The following tables summarize the actual realized losses on our CMBS through March 31, 2004 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future real estate losses underlying our CMBS (in thousands):

	CBO-1	CBO-2	Nomura	Total
Year 1999 through 2002 actual realized losses	$16,038	$34,597	$801	$51,436
Year 2003 actual realized losses	11,796	57,913	1,920	71,629
Actual realized losses, January 1 through March 31, 2004	13,635	7,687	—	21,322
Cumulative actual realized losses through March 31, 2004	$41,469	$100,197	$2,721	$144,387

Cumulative expected realized loss estimates (including cumulative actual realized losses through March 31, 2004)	$79,048	$203,494	$16,677	$299,219
Expected loss estimates for the year 2005	35,516	128,293	13,969	177,778
Expected loss estimates for the year 2006	3,424	18,359	3,276	25,059
Expected loss estimates for the year 2007	2,021	12,120	3,200	17,341
Expected loss estimates for the year 2008	2,005	9,943	2,781	14,729
Expected loss estimates for the remaining life of CMBS	7,684	33,018	6,638	47,340
Cumulative expected loss estimates (including cumulative actual realized losses through life of CMBS	$129,698	$405,227	$46,541	$581,466

During the three months ended March 31, 2004, we determined that there had been an adverse change in expected future cash flows for certain of our CMBS.  As a result, we believe that our Nomura CMBS had been impaired under EITF 99-20.  As the fair value of this impaired CMBS was approximately $518,000 below the amortized cost basis, we recorded other than temporary impairment charges through the income statement during the three months ended March 31, 2004.

Yield to Maturity

The following table summarizes yield-to-maturity information relating to our CMBS on an aggregate pool basis:

			Current Anticipated Yield-to- Maturity as of 4/1/04 (1)
	Anticipated Yield-to- Maturity as of 1/1/03 (1)	Anticipated Yield-to- Maturity as of 1/1/04 (1)

Pool

CBO-2 CMBS	11.6%	11.7%	12.0%

CBO-1 CMBS	11.6%	19.1%	26.1%

Nomura CMBS	8.0%	15.0%	15.0%

Weighted Average	11.6%	11.9%	12.4%

(1)          Represents the anticipated weighted average yield over the expected life of the CMBS based on our estimate of the timing and amount of future credit losses and other significant items that are anticipated to affect future cash flows.

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

(ii)                                  the discount rate used to derive fair value, which is comprised of the following:

•                  a benchmark risk-free rate, calculated by using the current, “on-the-run” U.S. Treasury curve and interpolating a comparable risk-free rate based on the weighted-average life of each CMBS; plus,

•                  a credit risk premium; plus,

•                  a liquidity premium;

•                  for those CMBS expected to experience principal write-downs over their lives, we use an estimated discount rate that we believe approximates the market for similar securities;

(iii)                               changes in cash flows related to principal losses and interest shortfalls, as well as the timing and amount of potential recoveries of such shortfalls, based on our overall expected loss estimate for our CMBS, the fair value of which is determined using a loss adjusted yield to maturity;

(iv)                              delays and changes in monthly cash flow distributions relating to mortgage loan defaults and/or extensions in the loan’s term to maturity (see Extension Risk below);

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

Key Assumptions Resulting in an Adverse Impact to Fair Value

Factors which could adversely affect the valuation of our CMBS include: (i) the receipt of future cash flows less than anticipated due to higher credit losses (i.e., higher credit losses resulting from a larger percentage of loan defaults, and/or losses occurring greater or sooner than projected, and/or longer periods of recovery between the date of default and liquidation (see also “Key Assumptions in Determining Fair Values” and “Sensitivity of Fair Value to Changes in Credit Losses” below)), (ii) an increase in the required rate of return (see “Sensitivity of Fair Value to Changes in the Discount Rate” below) for CMBS, and/or (iii) the receipt of cash flows later than anticipated (see “Sensitivity of Fair Value to Extension Risk” below).

Sensitivity of Fair Value to Changes in Credit Losses

For purposes of this disclosure, we used a market convention for simulating the impact of increased credit losses on CMBS.  Generally, the industry uses a combination of an assumed percentage of loan defaults (referred to in the industry as a Constant Default Rate or “CDR”), a lag period and an assumed loss severity.  For purposes of this disclosure, we assumed the following loss scenarios, each of which was assumed to begin immediately following March 31, 2004: (i) 3.0% per annum of the commercial mortgage loans were assumed to default and 30% of the then outstanding principal amount of the defaulted commercial mortgage loans were assumed to be lost (referred to in the industry as a 3.0% CDR and 30% loss severity, and referred to herein as the “3%/30% CDR Loss Scenario”), and (ii) 3.0% per annum of each commercial mortgage was assumed to default and 40% of the then outstanding principal amount of each commercial mortgage loan was assumed to be lost (referred to in the industry as a 3.0% CDR and 40% loss severity, and referred to herein as the “3%/40% CDR Loss Scenario”).  The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our aggregate CMBS by approximately $65.8 million (or 7.3%) and $147.4 million (or 16.5%), respectively.  The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our subordinated CMBS (BB+ through unrated/issuer’s equity) by approximately $64.3 million (or 11.5%) and $144.5 million (or 25.8%), respectively.

The aggregate amount of credit losses assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario and the actual realized losses through March 31, 2004 totaled approximately $728 million and $911 million, respectively.  These amounts are in comparison to the aggregate amount of anticipated credit losses estimated by us as of March 31, 2004 of approximately $581 million used to calculate GAAP income yields.  It should be noted that the amount and timing of the anticipated credit losses assumed by us related to the GAAP income yields are not directly comparable to those assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario.

Sensitivity of Fair Value to Changes in the Discount Rate

The required rate of return used to determine the fair value of our CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium.  These variables are combined to determine a total rate that, when used to discount the CMBS’s assumed stream of future cash flows, results in a net present value of such cash flows.  The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market’s perception of the issuers and the credit fundamentals of the commercial real estate underlying each pool of commercial mortgage loans.  For purposes of this disclosure, we assumed that the discount rate used to determine the fair value of our CMBS increased by 100 basis points and 200 basis points.  The increase in the discount rate by 100 and 200 basis points, respectively, would result in a corresponding decline in the value of our aggregate CMBS by approximately $48.8 million (or 5.5%) and $93.9 million (or 10.5%), respectively, and our subordinated CMBS by approximately $32.4 million (or 5.8%) and $62.1 million (or 11.1%), respectively.

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

Sensitivity of Fair Value to Extension Risk

For purposes of this disclosure, we assumed that the maturity date of each commercial mortgage loan underlying the CMBS was extended for a period of 12 months and 24 months beyond the contractual maturity date specified in each mortgage loan.  The delay in the timing and receipt of such cash flows for an extended period of time consisting of 12 months and 24 months, respectively, would result in a corresponding decline in the value of our aggregate CMBS by approximately $8.2 million (or 0.8%) and $15.5 million (or 1.5%), respectively, and our subordinated CMBS by approximately $7.6 million (or 1.0%) and $13.8 million (or 1.9%), respectively.

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

5.                                      INSURED MORTGAGE SECURITIES

We own the following insured mortgage securities directly or indirectly through wholly owned subsidiaries (dollars in thousands):

	As of March 31, 2004
	Number of Mortgage Securities		Fair Value	Amortized Cost	Weighted Average Effective Interest Rate		Weighted Average Remaining Term

CRIIMI MAE Financial Corporation (1)	13		$52,781	$52,677	8.13%		24 years
CRIIMI MAE Asset Acquisition Corp. (2)	19		47,947	47,859	7.45%		23 years
	32	(3)	$100,728	$100,536	7.81	%(3)	24 years	(3)

	As of December 31, 2003
	Number of Mortgage Securities	Fair Value	Amortized Cost	Weighted Average Effective Interest Rate		Weighted Average Remaining Term

CRIIMI MAE Financial Corporation (1)	14	$55,511	$55,232	8.23%		24 years
CRIIMI MAE Financial Corporation II (2)	14	66,866	67,059	7.19%		21 years
CRIIMI MAE Asset Acquisition Corp. (2)	11	25,121	25,051	7.70%		24 years
	39	$147,498	$147,342	7.67	%(3)	23 years	(3)

(1)          We currently have the option to prepay the debt (the “CMO debt”) that is collateralized by these assets, since the face amount of the debt is less than 25% of the original face amount.  We expect to prepay the CMO debt, which was issued by CRIIMI MAE Financial Corporation, during the second quarter of 2004 as discussed in Note 6, by selling the FHA loans that partially secure such debt, transferring the remaining assets to CRIIMI MAE Asset Acquisition Corp. and borrowing sufficient amounts available under the Bear Stearns repurchase agreement to redeem such debt.

(2)          As discussed in Note 6, we prepaid the Freddie Mac funding note and transferred the assets that collateralized that debt to CRIIMI MAE Asset Acquisition Corp. in March 2004.  The assets are now pledged to secure amounts borrowed under the Bear Stearns repurchase agreement.

(3)          Weighted averages were computed using total face amount of the mortgage securities.  It is likely that some of the underlying mortgage loans may prepay.  Weighted average lives are one year or less based on our prepayment assumptions.  Approximately 32% (based on amortized cost) of our insured mortgage loans prepaid during the three months ended March 31, 2004.

6.                                      DEBT

The following table summarizes our debt outstanding as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 (in thousands):

	As of and for the three months ended March 31, 2004
	Ending Balance	Effective Rate at Quarter End	Average Balance	Average Effective Rate	December 31, 2003 Ending Balance

Recourse to CRIIMI MAE:
Bear Stearns debt (1)	$295,000	4.8%	$295,069	4.7%	$296,250
BREF debt (2)	31,267	16.2%	31,267	16.2%	31,267
Bear Stearns repurchase agreement (3)	42,945	1.2%	27,571	1.4%	22,526

Non-Recourse to CRIIMI MAE:
Securitized mortgage obligations:
CMBS (4)	286,541	9.1%	287,760	9.0%	288,979
Freddie Mac funding note (3)	—	—	28,131	10.8%	64,407
CMO (5)	45,170	7.6%	50,000	8.6%	54,831
Mortgage payable (6)	7,364	12.0%	7,344	12.0%	7,332

Total debt	$708,287	7.1%	$727,142	7.4%	$765,592

(1)          The effective interest rate includes the amortization of deferred financing fees.  During the three months ended March 31, 2004 and 2003, we recognized $406,000 and $308,000, respectively, of interest expense related to the amortization of the deferred financing fees.

(2)          The effective interest rate includes the amortization of deferred financing fees.  During the three months ended March 31, 2004 and 2003, we recognized $95,000 and $76,000, respectively, of interest expense related to the amortization of the deferred financing fees.

(3)          The Freddie Mac funding note was repaid in March 2004 by borrowing approximately $20.9 million available under our $200 million repurchase facility with Bear Stearns and using approximately $1.1 million of our cash.  We also borrowed $22.5 under the repurchase facility in December 2003 to repay the Fannie Mae funding note.   The aggregate fair value of the insured mortgages that collateralize the Bear Stearns repurchase agreement as of March 31, 2004 and December 31, 2003 was $48 million and $25 million, respectively.

(4)          As of March 31, 2004 and December 31, 2003, the face amount of the debt was $325.2 million and $328.4 million, respectively, with unamortized discount of $38.7 million and $39.5 million, respectively.  The fair value of the collateral as of March 31, 2004 and December 31, 2003 was $335 million and $325 million, respectively.

(5)          As of March 31, 2004 and December 31, 2003, the face amount of the note was $45.9 million and $55.7 million, respectively, with unamortized discount of $696,000 and $867,000, respectively.  The fair value of the collateral as of March 31, 2004 and December 31, 2003 was $53 million and $56 million, respectively.  We currently have the option to prepay this CMO debt since the face amount is less than 25% of the original face amount.   We expect to prepay this debt, which was issued by CRIIMI MAE Financial Corporation, during the second quarter of 2004, by selling the FHA loans that partially secured such debt and borrowing under the Bear Stearns repurchase agreement, subject to Bear Stearns’ approval.  We will recognize a loss on extinguishment of debt upon the repayment of this debt due to the write-off of unamortized discount and deferred fees.

(6)          As of March 31, 2004 and December 31, 2003, the unpaid principal balance of this mortgage payable was $8.6 million, and the unamortized discount was $1.2 million and $1.3 million, respectively.  The borrower of this debt, a limited partnership, for which another limited partnership that we control serves as the managing general partner, did not make the April 2004 debt service payment on this mortgage loan due to a change in strategy related to the underlying asset.  As a result, the limited partnership borrower is in default of the mortgage as of April 16, 2004, entitling the lender to exercise its remedies.  See further discussion in Note 9.  The coupon rate on the mortgage payable is 7.34%.  The effective interest rate on the mortgage payable is 12.00% as a result of the discount amortization.  The discount is being amortized to interest expense through maturity in 2008.

Bear Stearns Debt

A unit of Bear, Stearns and Co., Inc. (Bear Stearns) provided $300 million in secured financing to two of our subsidiaries, in the form of a repurchase transaction under the January 2003 recapitalization.  The Bear Stearns Debt matures in 2006, bears interest at a per annum rate equal to one-month LIBOR plus 3%, payable monthly, and required quarterly principal payments of $1.25 million through January 2004.  The principal payments increased to $1.875 million per quarter effective January 23, 2004 since a collateralized debt obligation transaction (or CDO) was not completed by January 23, 2004.  Although CRIIMI MAE Inc. (unconsolidated) is not a primary obligor of the Bear Stearns Debt, it has guaranteed all obligations under the debt.

The Bear Stearns Debt is collateralized by first direct and/or indirect liens on all of our subordinated CMBS, and is subject to a number of terms, conditions and restrictions including, without limitation, scheduled principal and interest payments, and restrictions and requirements with respect to the collection and application of funds.  The indirect first liens are first liens on the equity interests of three of our subsidiaries that hold certain subordinated CMBS.  If the outstanding loan amount under the Bear Stearns Debt exceeds 85% of the aggregate market value of the collateral securing the Bear Stearns Debt, as determined by Bear Stearns in its sole good faith discretion, then Bear Stearns, if, and as, permitted after the application of the terms of a netting agreement entered into in connection with an interest rate swap (as described below), can require us to transfer cash, cash equivalents or securities so that the outstanding loan amount will be less than or equal to 80% of the aggregate market value of the collateral (including any additional collateral provided).  Failure to meet any margin call could result in an event of default which would enable Bear Stearns to exercise various rights and remedies including acceleration of the maturity date of the Bear Stearns Debt and the sale of the collateral.  In order to meet a margin call, we may be required to sell assets at prices lower than their carrying value which could result in losses.  Under certain circumstances, we may be required to pay Bear Stearns a fee of up to $2 million.

BREF Debt

In connection with the January 2003 recapitalization, Brascan Real Estate Finance Fund I L.P. (BREF Fund) purchased $30 million of our newly issued subordinated debt.  The BREF Debt matures on January 13, 2006 and bears interest at an annual rate of 15%.  The interest on the BREF Debt is payable semi-annually and there are no principal payments until maturity.  We have a right to defer two-thirds of the interest on the BREF Debt during its term.  On the June 15, 2003 payment date, we deferred two-thirds of the interest.  This deferred interest is capitalized and treated as additional principal due upon maturity.  On the December 15, 2003 payment date, we paid all non-capitalized interest current.  The BREF Debt is secured by first liens on the equity interests of two of our subsidiaries.  Although these liens effectively provide BREF Fund with an indirect lien on all of our subordinated CMBS that are held by three of our other lower-tier subsidiaries, Bear Stearns has first direct liens on the equity interests of these three lower tier subsidiaries and on certain of the subordinated CMBS held by one of these lower tier subsidiaries.  Pursuant to an intercreditor agreement between Brascan Real Estate Financial Investments LLC, which we refer to as BREF Investments, and Bear Stearns, BREF Investments has agreed generally that the BREF Debt is subordinate and junior to the prior payment of the Bear Stearns Debt and has further agreed to contractual restrictions on its ability to realize upon its liens upon an event of default.  Pursuant to the Investment Agreement with BREF Investments, we are also obligated to pay BREF Investments a quarterly maintenance fee of $434,000 through January 2006.

Bear Stearns $200 Million Secured Borrowing Facility

We have a $200 million secured borrowing facility, in the form of a repurchase transaction, with Bear Stearns.  This facility may be used for the acquisition of CMBS and for financing certain other transactions involving securities.  The securities to be transferred to Bear Stearns in each transaction under this facility will be subject to the approval of Bear Stearns in its sole discretion.  The debt will be secured by the securities transferred to Bear Stearns, and if the market value of the collateral declines we may be required to pay down the debt or post additional collateral.  This facility may be used for one or more transactions.  The financing available for a subordinated CMBS purchased under this facility ranges from 80% to 15% of the market value of the CMBS.  The applicable percentage depends primarily upon the ratings category of the CMBS and, to a lesser extent, upon the number of issuer trusts from which we have purchased CMBS.  The maturity date of each transaction will be determined at the time the transaction is closed and, in each case; will be on or before August 14, 2005.  As to each

CMBS transaction, accrued and unpaid interest will be payable monthly at an annual rate ranging from one-month LIBOR plus 0.8% to one-month LIBOR plus 2% and all unpaid principal and accrued and unpaid interest will be payable at maturity.  Commencing on the date of the closing of the first transaction under this facility in December 2003, we were required to maintain liquidity of at least $10 million in cash and investment grade securities in order to use the facility for additional repurchase transactions.  Since the CDO was not closed by October 14, 2003, this liquidity requirement will continue to increase by $2.5 million per calendar quarter subsequent to October 14, 2003, and is $15 million during the second quarter of 2004.  The liquidity requirement will terminate upon the closing of the CDO or repayment in full of the Bear Stearns Debt.  CRIIMI MAE Inc. has guaranteed the obligations of its subsidiary under this facility.  As of March 31, 2004, the outstanding balance under this facility is $42.9 million.  The borrowings are collateralized by the insured mortgage securities held by CRIIMI MAE Asset Acquisition Corp and bear interest rates of one-month LIBOR plus 10 basis points.   We expect further borrowings in connection with the anticipated prepayment of the CMO debt, subject to Bear Stearns’ approval.  See Note 5 for information on the collateral.

Interest Rate Swap Agreement and Netting Agreement

During 2003, two of our subsidiaries (the primary obligors of the Bear Stearns Debt) entered into an interest rate swap agreement for the purpose of hedging the variability of expected future interest payments on the anticipated CDO, as more fully described under Note 7.

Under the interest rate swap documents, our two subsidiaries have granted to Bear Stearns a security interest in all of their rights, title and interest in certain assets, including property now or hereafter held by Bear Stearns in connection with the Bear Stearns Debt or the interest rate swap documents and certain contract rights under the Bear Stearns Debt and interest rate swap documents (including the subsidiaries’ rights to any “margin excess” related to the collateral securing the Bear Stearns Debt, with margin excess as defined in the Bear Stearns Debt documents), to secure their obligations under the interest rate swap documents and the Bear Stearns Debt.  This security interest constitutes additional collateral for the Bear Stearns Debt.  Also under the interest rate swap documents, on any day on which there exists any obligation for us to deliver cash or additional eligible collateral under either the interest rate swap or the Bear Stearns Debt, such obligation will be deemed satisfied to the extent there exists a margin excess under the Bear Stearns Debt or an obligation for Bear Stearns to deliver cash or eligible collateral under the interest rate swap.  CRIIMI MAE Inc. has guaranteed all of its subsidiaries’ obligations under the interest rate swap documents, as well as the Bear Stearns Debt.

Net (Loss) Gain on Extinguishment of Debt

In March 2004, we prepaid the Freddie Mac funding note.  In connection with the funding note prepayment, we recognized a $707,000 loss on extinguishment of debt for the write-off of unamortized discount and deferred financing fees.

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

7.                                      DERIVATIVE FINANCIAL INSTRUMENTS

In 2003, we entered into a total of three interest rate swaps to hedge the variability of the future interest payments on the then anticipated CDO attributable to future changes in interest rates.  Our obligations to Bear Stearns under the interest rate swap documents are collateralized by certain assets as described in Note 6.    Under these swaps, we agreed to pay Bear Stearns a weighted average fixed interest rate of 4.15% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount of $100 million.  These swaps were effective on October 15, 2003, terminate on October 15, 2013 and provide for monthly interest payments that commenced on November 15, 2003.  On November 15, 2003 we began making monthly payments to Bear Stearns equal to the difference between the weighted average swap rate of 4.15% per annum and the current one-month LIBOR rate on the notional amount of $100 million.  The interest rate swaps were originally designated to hedge future fixed-rate interest payments on the then anticipated CDO.  Through December 31, 2003, these swaps were treated as cash flow hedges for GAAP.  We have a liability of approximately $251,000 in Payables and Accrued Expenses as of March 31, 2004, representing the aggregate fair value of the interest rate swaps.

During the first quarter of 2004, we started exploring other refinancing alternatives.  As a result, effective January 1, 2004, we began reflecting changes in the fair value of the swaps through earnings as hedge ineffectiveness.  We recognized approximately $4.4 million of hedge ineffectiveness expense during the three months ended March 31, 2004, due to the change in the fair value of the swaps.    In addition, as of March 31, 2004, we reclassified the $4.7 million in Accumulated Other Comprehensive Income to hedge ineffectiveness income based on our reassessment of the probability of the CDO as originally specified and contemplated at the inception of the interest rate swaps.  All future changes in fair value will be recognized in current period earnings.

On April 1, 2004, we entered into an additional interest rate swap in which we agreed to pay Bear Stearns a fixed interest rate of 4.21% per annum in exchange for floating payments based on one-month LIBOR on a notional amount of $100 million.   The swap was effective on April 15, 2004, terminates on October 15, 2013 and provides for monthly interest payments commencing on May 15, 2004.  The swap is not designated as a hedging instrument, and as a result, changes in fair value, as well as the impact of any cash payments made or received, will be recognized in current period earnings.

The aggregate interest rate swaps of $200 million require that we pay Bear Stearns a weighted average fixed interest rate of 4.18% per annum.  We intend to terminate the swaps simultaneously with the issuance of a potential refinancing transaction.

We maintain an interest rate cap indexed to one-month LIBOR to partially limit the adverse effects of potential rising interest rates on our variable-rate debt.  The interest rate cap provides protection to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, we would receive payments based on the difference between the index and the cap.    Our interest rate cap has a notional amount of $50 million, a maturity date of November 4, 2004, and caps one-month LIBOR at 2.25%.  We designated this interest rate cap, in accordance with SFAS No. 133, to hedge the Bear Stearns Debt.

We are exposed to credit loss in the event of non-performance by the counterparties to the interest rate cap and interest rate swaps should interest rates exceed the cap rate, or if the floating rate exceeds the fixed swap rates, respectively, however, we do not anticipate non-performance by the counterparties.  The counterparties (or the parent to the counterparty in the case of the interest rate swaps) have long-term debt ratings of A or above by Standard and Poor’s and A2 or above by Moody’s.  Although neither the cap nor swaps are exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities.

8.                                      DIFFERENCES BETWEEN FINANCIAL STATEMENT NET INCOME AND TAXABLE INCOME (LOSS)

The differences between GAAP net income and taxable income (loss) are generally attributable to differing treatment of unrealized/realized gains and losses associated with certain assets; the bases, income, impairment, and/or credit loss recognition related to certain assets; and amortization of various costs.  The distinction between GAAP net income and taxable income (loss) is important to our shareholders because dividends or distributions, if any, are declared and paid on the basis of taxable income or loss.  CRIIMI MAE Inc. does not pay Federal income taxes as long as we satisfy the requirements for exemption from taxation pursuant to the REIT requirements of the Internal Revenue Code.  We calculate our taxable income or loss, as if we were a regular domestic corporation.  This taxable income or loss level determines the amount of dividends, if any, we are required to distribute over time in order to eliminate our tax liability.

A summary of our year-to-date taxable income as of March 31, 2004 is as follows (in millions):

Taxable income for the three months ended March 31, 2004 prior to NOL carry forward	$0.7
LESS:NOL carry forward	(0.7)
Taxable income for the three months ended March 31, 2004	$—

Accumulated NOL through December 31, 2003	$(307.8)
NOL utilization	0.7
NOL carried forward for use in future periods	$(307.1)

As of March 31, 2004, our taxable REIT subsidiaries (“TRSs”) have an aggregate deferred tax asset of approximately $1.5 million.  We have recorded a valuation allowance of approximately $1.5 million against the deferred tax asset, resulting in no net deferred tax asset as of March 31, 2004.  In addition, as of March 31, 2004, we have a current income tax receivable of approximately $934,000 related primarily to the 2003 tax loss of one of the TRSs.

9.                                      IMPAIRMENT OF REAL ESTATE OWNED

Through a limited partnership, for which another limited partnership that we control (the “borrower”) serves as the managing general partner, we own a shopping center in Orlando, Florida, which we account for as real estate owned.  The asset is subject to $8.6 million face amount of non-recourse, first mortgage debt for which the limited partnership is the obligor.  The debt is reflected as mortgage payable in our Consolidated Balance Sheet.   Previously, the borrower’s strategy had been to hold the asset, attempt to lease it up at market rates and dispose of it in 2008.  In March 2004, the borrower undertook a re-evaluation of its business strategy with respect to the asset and concluded, based on a change in the expected holding period of the asset and a review of current market conditions, the real estate is impaired.  We wrote down the value of the asset to estimated fair value and recorded a resulting impairment charge of approximately $2.6 million during the three months ended March 31, 2004.  This asset is included in our portfolio investment segment.

10.                               RECAPITALIZATION EXPENSES

We consolidated our office space in connection with our January 2003 recapitalization and, as a result, we recorded approximately $580,000 of expense for vacant office space during the last three quarters of 2003.  During the three months ended March 31, 2004, we increased our accrual by approximately $243,000 to $822,000 due to continued weakness in the local office sublease market.  The accrual for the vacant space represents the fair value of lease payments through 2007, a tenant improvement allowance and a broker commission, all net of estimated sublease revenue in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

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

11.                               COMMON STOCK

We had 300,000,000 authorized shares and 15,471,420 and 15,384,648 issued and outstanding shares of $0.01 par value common stock as of March 31, 2004 and December 31, 2003, respectively.  The following table summarizes the common stock activity through March 31, 2004:

Date	Description	Common Shares Issued	Balance of Common Shares Outstanding
December 31, 2003	Beginning balance		15,384,648
	Stock options exercised	96,716
	Shares repurchased	(9,944)
March 31, 2004	Balance		15,471,420

In connection with the January 2003 recapitalization, BREF Fund received seven-year warrants to purchase up to 336,835 additional shares of common stock at $11.50 per share.  The fair value of the warrants was calculated as approximately $2.6 million using the Black-Scholes option pricing model.  The assumptions we used to value the warrants are consistent with the assumptions used to value our stock options.  The warrants are a component of equity.

12.                               PREFERRED STOCK

As of March 31, 2004 and December 31, 2003, 75,000,000 shares of preferred stock were authorized.  As of March 31, 2004 and December 31, 2003, 3,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock), 1,610,000 shares were designated as Series F Redeemable Cumulative Dividend Preferred Stock (Series F Preferred Stock), 3,760,000 shares were designated as Series G Redeemable Cumulative Dividend Preferred Stock (Series G Preferred Stock) and 45,000 shares were designated as Series H Junior Preferred Stock.

Series B Cumulative Convertible Preferred Stock

On March 23, 2004, we sold 585,000 shares of our Series B Preferred Stock for $25.42 per share, resulting in aggregate gross proceeds of $14.9 million. As of March 31, 2004 and December 31, 2003, there were 2,178,982 and 1,593,982 shares of Series B Preferred Stock issued and outstanding, respectively.  The Series B Preferred Stock provides for a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $3.00, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 0.4797 times one plus a conversion premium of 3%, subject to further adjustment upon the occurrence of certain events.  On March 9, 2004, we declared a dividend payment of $0.68 per share of Series B Preferred Stock to shareholders of record on March 19, 2004 for the period of January 1, 2004 through March 31, 2004.  The aggregate dividends of $1,083,908 were paid on March 31, 2004.

As of March 31, 2004, each share of Series B Preferred Stock was convertible into 0.4797 shares of common stock.

On April 1, 2004, we declared cash dividends of $0.68 per share of Series B payable on June 30, 2004 to shareholders of record on June 17, 2004.

Series F Redeemable Cumulative Dividend Preferred Stock

As of March 31, 2004 and December 31, 2003, there were 586,354 shares of Series F Preferred Stock issued and outstanding.  On March 9, 2004, we declared a dividend payment of $0.30 per share of Series F Preferred Stock to shareholders of record on March 19, 2004 for the period of January 1, 2004 through March 31, 2004.  The aggregate dividends of $175,906 were paid on March 31, 2004.  On April 28, 2004, we redeemed all 586,354 outstanding shares of the Series F Preferred Stock at the stated redemption price of $10.00 per share in cash.  The total redemption price was approximately $5.9 million.   The Series F Preferred Stock provided for dividends at a fixed annual rate of 12%.

Series G Redeemable Cumulative Dividend Preferred Stock

As of March 31, 2004 and December 31, 2003, there were 1,244,656 shares of Series G Preferred Stock issued and outstanding.  On March 9, 2004, we declared a dividend payment of $0.375 per share of Series G Preferred Stock to shareholders of record on March 19, 2004 for the period of January 1, 2004 through March 31, 2004.  The aggregate dividends of $466,746 were paid on March 31, 2004.  On April 28, 2004, we redeemed all 1,244,656 outstanding shares of the Series G Preferred Stock at the stated redemption price of $10.00 per share in cash.  The total redemption price was approximately $12.4 million.    The Series G Preferred Stock provided for dividends at a fixed annual rate of 15%.

Series H Junior Preferred Stock

As of March 31, 2004 and December 31, 2003, there were no issued and outstanding shares of Series H Preferred Stock.

13.                               EARNINGS PER SHARE

The following tables reconcile basic and diluted earnings per share for the three months ended March 31, 2004 and 2003.

	For the three months ended March 31, 2004			For the three months ended March 31, 2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share:
Income to common shareholders	$2,470,983	15,385,906	$0.16	$4,262,541	14,958,833	$0.28
Dilutive effect of securities (1):

Stock options	—	243,417	—	—	341,853	—

Unvested restricted stock	—	13,419	—	—	—	—

Diluted earnings per share:
Income to common shareholders and assumed conversions	$2,470,983	15,642,742	$0.16	$4,262,541	15,300,686	$0.28

(1)          The common stock equivalents for stock options, the preferred stock that is convertible and the warrants outstanding are not included in the calculation of diluted EPS if the effect would be anti-dilutive.

14.                               TRANSACTIONS WITH RELATED PARTIES

The following is a summary of the related party transactions which occurred during the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003

Amounts paid or accrued to BREF and affiliates (1)
Compensation for services of CEO (2)(3)	$125,000	$104,968
Interest expense on BREF senior subordinated secured note	1,172,500	975,000
BREF maintenance fee	434,000	371,311
Expense reimbursements to affiliates of BREF Fund and employees of these affiliates (3)	4,750	7,452
Reimbursement of recapitalization expenses	—	1,000,000
Origination fee	—	200,000
Total	$1,736,250	$2,658,731

Amounts received or accrued from the AIM Limited Partnerships (4)
Income(5)	$29,413	$115,980
Return of capital(6)	955,928	233,542
Liquidation proceeds (7)	1,814,668	—
Total	$2,800,009	$349,522

Amounts received or accrued from AIM Acquisition Limited Partnership (5)	$17,894	$48,458

Expense reimbursements from AIM Limited Partnerships (6)	$49,855	$41,484

(1)          As discussed in Note 11, we issued seven-year warrants to BREF Fund to purchase up to 336,835 shares of our common stock at $11.50 per share in connection with the January 2003 recapitalization.  There are also other existing and potential relationships, transactions and agreements with BREF Fund and/or certain of its affiliates (including BREF Investments) relating to the composition of our Board of Directors, additional subordinated debt financing, non-competition and other matters.

(2)          Barry Blattman, our Chairman and CEO, is affiliated with BREF Fund and BREF Investments.  Subject to the approval of the Compensation and Stock Option Committee and the approval of the disinterested members of the Board, we expect to pay Brascan Real Estate Financial Partners, LLC (BREF Partners), an affiliate of BREF Fund and BREF Investments, for Mr. Blattman’s services as Chairman and CEO during 2004.  We have accrued an estimated amount payable for the respective time periods.

(3)          Included in general and administrative expenses on the accompanying consolidated statements of income.

(4)          The AIM Limited Partnerships are limited partnerships that hold insured mortgages and whose general partner is one of our subsidiaries.  In February 2004, three of the four AIM Limited Partnerships were liquidated.

(5)          Included as equity in earnings from investments on the accompanying consolidated statements of income.

(6)          Included as a reduction of equity investments on the accompanying consolidated balance sheets.

(7)          We received approximately $1.8 million of liquidation proceeds related to our general partner interests in the three liquidated AIM Limited Partnerships.

15.                               SEGMENT REPORTING

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

Mortgage servicing, which consists of all of the operations of CMSLP, primarily includes performing servicing functions with respect to the mortgage loans underlying our CMBS.  CMSLP performs a variety of servicing including special servicing and loan management.  For these services, CMSLP earns a servicing fee which is calculated as a percentage of the principal amount of the servicing portfolio typically paid when the related service is rendered.  These services may include either routine monthly services, non-monthly periodic services or event-triggered services.  In acting as a servicer, CMSLP also earns other income which includes, among other things, assumption fees and modification fees.  Overhead expenses, such as administrative expenses, are allocated either directly to each business line or through estimates based on factors such as number of personnel or square footage of office space.

The following tables detail the financial performance of these operating segments for the three months ended March 31, 2004 and 2003.

	As of and for the three months ended March 31, 2004
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
Interest income	$24,309,549	$—	$—	$24,309,549
Interest expense	(13,388,140)	—	—	(13,388,140)
Net interest margin	10,921,409	—	—	10,921,409

General and administrative expenses	(2,531,846)	—	(179,307)	(2,711,153)
Deferred compensation expense	(144,464)	—	—	(144,464)
Depreciation and amortization	(116,413)	—	—	(116,413)
Servicing revenue	—	3,007,816	—	3,007,816
Servicing general and administrative expenses	—	(2,104,677)	179,307	(1,925,370)
Servicing amortization, depreciation and impairment	—	(227,727)	—	(227,727)
Income tax (expense) benefit	(3,016)	—	—	(3,016)
Equity in earnings from investments	426,915	—	—	426,915
Other, net	(310,838)	—	—	(310,838)
Impairment of real estate owned	(2,608,740)	—	—	(2,608,740)
Impairment on Subordinated CMBS	(518,215)	—	—	(518,215)
BREF maintenance fee	(434,000)	—	—	(434,000)
Hedging ineffectiveness	318,160	—	—	318,160
Recapitalization expenses	(242,840)	—	—	(242,840)
Impairment of mezzanine loan	(526,865)			(526,865)
Net (loss) gain on extinguishment of debt	(707,116)	—	—	(707,116)
	(7,399,278)	675,412	—	(6,723,866)
Net income before changes in accounting principles	$3,522,131	$675,412	$—	$4,197,543

Total assets	$1,066,892,805	$9,925,297	$—	$1,076,818,102

	As of and for the three months ended March 31, 2003
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated

Interest income	$26,723,870	$—	$—	$26,723,870
Interest expense	(22,257,533)	—	2,702	(22,254,831)
Net interest margin	4,466,337	—	2,702	4,469,039

General and administrative expenses	(2,792,950)	—	(138,960)	(2,931,910)
Deferred compensation expense	(16,732)	—	—	(16,732)
Depreciation and amortization	(173,290)	—	—	(173,290)
Servicing revenue	—	2,127,263	(2,702)	2,124,561
Servicing general and administrative expenses	—	(2,369,931)	138,960	(2,230,971)
Servicing amortization, depreciation and impairment	—	(333,262)	—	(333,262)
Income tax (expense) benefit	—	172,376	—	172,376
Equity in earnings from investments	128,268	—	—	128,268
Other, net	531,386	—	—	531,386
BREF maintenance fee	(371,311)	—	—	(371,311)
Recapitalization expenses	(2,616,978)	—	—	(2,616,978)
Net (loss) gain on extinguishment of debt	7,337,424	—	—	7,337,424
	2,025,817	(403,554)	(2,702)	1,619,561
Net income before changes in accounting principles	$6,492,154	$(403,554)	$—	$6,088,600

Total assets	$1,155,378,500	$12,037,430	$—	$1,167,415,930

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS.  When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or shareholder communications, the words “believe,” “anticipate,” “expect,” “contemplate,” “may,” “will” and similar expressions are intended to identify forward-looking statements.  Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risk factors contained or referenced herein and in our reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, including our Annual Report on Form 10-K for the year ended December 31, 2003.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

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

During late 2003, we undertook a review of the current market for acquisition of subordinated CMBS in preparation for the expected resumption of such acquisition activities in 2004.  Due to a variety of factors such as increased competition in the sector, less attractive investment yields and underwriting standards that are widely believed to be deteriorating due to the surplus of investment capital dedicated to the subordinated CMBS market, we now believe that it is more prudent for us to focus our 2004 investment activity in the “manufacturing” of subordinated CMBS investments rather than pursuing secondary-market acquisition opportunities as we have in the past.  By “manufacturing” we mean directly originating, or purchasing at origination, commercial mortgage loans, and financing these loans via the periodic issuance of investment-grade rated CMBS.  This strategy would continue our historical focus on higher-yielding tranches of CMBS, but would allow us to better control the risk inherent in such investments by involving the company in the transactions at inception (i.e. at the time the loans are originated).

As a full-service commercial mortgage company, we expect to originate, service and securitize commercial mortgage loans – which we believe gives us a competitive advantage over other securitized lenders in terms of level of service provided to mortgage loan borrowers and flexibility in addressing borrower needs over the term of their loans.  Our aim would be to use securitization as a financing tool to create attractive long-term investment yields as opposed to the current market paradigm in which securitization is primarily used to generate short-term arbitrage gains on sale.  Our goal is to deliver an attractive return on shareholders’ equity generated by earnings that are sustainable over the long-term.  We remain prepared to augment those returns by selectively participating in the subordinated CMBS acquisition market if market conditions warrant.

We currently face certain significant business risks, including those risks related to owning subordinated CMBS and refinancing risks related to our Bear Stearns secured financing (Bear Stearns Debt) and the Brascan Real Estate Finance Fund I L.P. secured subordinated debt (BREF Debt), which mature in January 2006.  We are currently exploring refinancing alternatives to address our refinancing risk.

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

Summary of Significant Sources and Uses of Cash Related to Existing Business

The following table is a summary of our significant sources and uses of cash during the three months ended March 31, 2004 and December 31, 2003 (in millions):

	For the three months ended
	March 31, 2004 (4)	December 31, 2003 (4)

Cash received from CMBS rated BB+ through unrated	$9.5 (1)	$14.3
Cash distribution from the AIM Limited Partnerships (2)	2.2	1.2
Principal and interest received from insured mortgage securities pledged to secure recourse debt	1.2	—
Net cash received from insured mortgage securities pledged to secure non-recourse debt	0.3	0.6
Cash received from investment in mezzanine loans	0.2	0.2
Proceeds from sale of Series B Preferred Stock	14.9	—

Cash used to service recourse debt:
Principal payments	(1.8)	(1.3)
Interest payments	(3.2)	(5.4)
Cash used to pay interest rate swap	(0.8)	(0.5)
Cash used to pay preferred dividends	(1.7)	(1.7)
Cash used to pay principal and interest on mortgage payable	(0.2)	(0.2)
General and administrative expenses (3)	(2.7)	(3.2)
BREF maintenance fee (3)	(0.4)	(0.4)
Cash used to prepay Freddie Mac funding note	(1.1)	—
Cash used to prepay Fannie Mae funding note	—	(2.0)

(1)          See discussion below.

(2)          Cash distributions from the AIM Limited Partnerships are primarily a return of capital.

(3)          The general and administrative expenses and BREF maintenance fee are the amounts as reflected in our Consolidated Statements of Income.

(4)   The sources and uses of cash of CMSLP are excluded since CMSLP’s cash is not used to service our recourse debt or pay dividends. CMSLP retains its cash to fund its operations.

The decrease in cash received from CMBS (rated BB+ through unrated) is due to the reimbursement of approximately $3.3 million of excess advances relating to the Shilo Inns loans, and due to increased realized losses and other shortfalls during the three months ended March 31, 2004.  Cash flows from our subordinated CMBS will continue to be affected by, among other things, realized losses, interest shortfalls, additional defaults, master servicer advance recoveries and appraisal reduction amounts on properties underlying our subordinated CMBS.  Estimated cumulative losses on our subordinated CMBS, which have been included in our estimated yields, are expected to continue to increase significantly through 2005 and will likely result in further decreased cash received from our subordinated CMBS in future years.

The increase in cash received from the AIM Limited Partnerships (which are limited partnerships that hold insured mortgages and whose general partner is one of our subsidiaries) is primarily the result of the liquidation of three of the four AIM Limited Partnerships in February 2004.  We received liquidating distributions aggregating approximately $1.8 million in February 2004.  We continue to hold an investment in the one remaining AIM Limited Partnership.

During the three months ended March 31, 2004, we received $1.2 million of principal and interest payments from our insured mortgage securities that are pledged to secure recourse debt, comprised of $0.5 million of principal receipts and $0.7 million of interest receipts.  The principal receipts are used to reduce the outstanding principal balance of the Bear Stearns repurchase agreement, which is the related recourse debt.

For our insured mortgage securities pledged to secure non-recourse debt, the net cash received after debt service, which is generally excess interest, decreased during the first quarter of 2004 due to the significant prepayment of the insured mortgage securities during 2003 and the prepayment of the Freddie Mac funding note in March 2004.

On March 23, 2004, we sold 585,000 shares of our Series B Preferred Stock for $25.42 per share, resulting in aggregate gross proceeds of $14.9 million. We used the cash received from the sale of the shares of Series B Preferred Stock, along with a portion of our cash, to redeem all outstanding shares of our Series F Preferred Stock and Series G Preferred Stock on April 28, 2004.   The aggregate redemption price of the shares of the Series F Preferred Stock and the Series G Preferred Stock was approximately $18.3 million.

The principal payments on our recourse debt increased by approximately $0.5 million due to the payment of principal on our Bear Stearns repurchase agreement.  As discussed previously, we make principal payments on the Bear Stearns repurchase agreement to the extent we receive principal receipts from the insured mortgages that collateralize the repurchase agreement.  The Bear Stearns Debt required quarterly principal amortization payments of $1.25 million through January 2004, increasing to approximately $1.875 million per quarter thereafter.

The interest payments on our recourse debt decreased by approximately $2.2 million during the first quarter of 2004 compared to the fourth quarter of 2003 due to the semi-annual interest payment on the BREF Debt that was paid during the fourth quarter of 2003.  We expect our aggregate interest payments to decrease during 2004 under our current recourse debt facilities as compared to our aggregate 2003 interest payments, assuming LIBOR remains constant.  See “Results of Operations – Interest Expense” for a more detailed discussion of our interest expense.   If we complete the anticipated refinancing of the Bear Stearns Debt during 2004, our interest payments could be significantly higher than the interest payments currently required.

As detailed in the table above, we also made payments for general and administrative expenses, the BREF maintenance fee and the interest rate swap during the three months ended March 31, 2004 and December 31, 2003.

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Net cash provided by operating activities decreased by approximately $2.6 million to $5.9 million during the three months ended March 31, 2004 from $8.5 million during the three months ended March 31, 2003.  The decrease was primarily attributable to a decrease in cash received from our subordinated CMBS in 2004 due to the factors discussed above.

Net cash provided by investing activities decreased by approximately $2.5 million to $53.4 million during the three months ended March 31, 2004 from $55.9 million during the three months ended March 31, 2003.  The decrease was primarily attributable to:

•                  a $5.3 million difference between cash (paid) received in excess of income recognized on subordinated CMBS, due primarily to the reimbursement of excess advances relating to the Shilo Inns loans in 2004; and

•                  $3.3 million of proceeds from the sale of investment-grade CMBS by CMSLP during 2003;

•                  partially offset by a $5.2 million increase in proceeds from mortgage security prepayments; and

•                  a $1.3 million increase in cash received from AIM Limited Partnerships due to the liquidating distributions of three of the AIM Limited Partnerships in 2004.

Net cash used in financing activities decreased by approximately $36.3 million to $45.9 million during the three months ended March 31, 2004 from $82.2 million during the three months ended March 31, 2003. The decrease is primarily attributable to the January 2003 recapitalization.  During the first quarter of 2003, we repaid approximately $373.6 million of Exit Debt through the incurrence of an aggregate $330.0 million of Bear Stearns and BREF Debt, the net proceeds of $13.5 million from the issuance of common stock to BREF Fund, and $30.1 million of our available cash and liquid assets.   The decrease in cash used in financing activities was also affected by the $36.5 million increase in principal payments on the securitized mortgage debt obligations (due to higher insured mortgage security prepayments and the prepayment of the Freddie Mac funding note as discussed previously) and the $14.7 million in net proceeds from the issuance of our Series B Preferred Stock in 2004. In addition, there was a $3.2 million payment on the Collateralized Bond Obligations due to the receipt of principal on the underlying investment-grade CMBS.

Capital Resources

As of March 31, 2004, our total consolidated indebtedness was $708.3 million (of which $369.2 million was recourse debt), and our shareholders’ equity was approximately $356.9 million.  The following discussion summarizes our existing recourse debt, derivative financial instruments and non-recourse debt as of March 31, 2004.

Recourse Debt

Certain information regarding our existing recourse debt is as follows (in thousands):

	3/31/04 Face Amount	Current Interest Rate	Annual Principal Payments	Maturity Date

Bear Stearns Debt	$295,000	LIBOR + 300 bps	$7,500	January 2006
BREF Debt	31,267	15%	—	January 2006
Bear Stearns repurchase agreement	42,945	Varies	Varies	August 2005
Total recourse debt	$369,212

The Bear Stearns Debt is collateralized by first direct and/or indirect liens on all of our subordinated CMBS, and is subject to a number of terms, conditions and restrictions including margin requirements.  The BREF Debt is collateralized by an indirect second lien on substantially all of our subordinated CMBS and is not prepayable.

The Bear Stearns repurchase agreement is collateralized by approximately $48 million of insured mortgage securities as of March 31, 2004.  The interest rate under the Bear Stearns repurchase agreement, which is currently based on one-month LIBOR plus 10 basis points, varies by the type of collateral.  The Bear Stearns repurchase agreement is also subject to minimum liquidity requirements and, in certain instances, margin requirements.  In March 2004, we borrowed an additional $20.9 million under this facility to prepay the Freddie Mac funding note.  We expect further borrowings under the Bear Stearns repurchase agreement during 2004, including borrowings in connection with the anticipated prepayment of the CMO debt, as discussed below.

See Note 6 to Notes to Consolidated Financial Statements for a more detailed description of these borrowing facilities.

Derivative Financial Instruments

The following is a summary of our derivative financial instruments as of March 31, 2004 (in thousands):

	Notional Amount	Estimated Fair Value	Weighted Average Interest Rate	Maturity Date

Pay fixed interest rate swaps	$100,000	$(251)	4.15%	October 15, 2013
Interest rate cap	50,000	—	2.25%	November 4, 2004
Total	$150,000	$(251)

As discussed in “Results of Operations – Hedge Ineffectiveness,” we had undesignated interest rate swaps aggregating $100 million as of March 31, 2004.  Our obligations to Bear Stearns under the interest rate swap documents are collateralized by certain assets as described in Note 6 to Notes to Consolidated Financial Statements. Under these three interest rate swaps, we agreed to pay Bear Stearns a weighted average fixed rate of 4.15% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount of $100 million.  These swaps provide for monthly interest payments which commenced on November 15, 2003.

On April 1, 2004, we entered into an additional interest rate swap in which we agreed to pay Bear Stearns a fixed interest rate of 4.21% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount of $100 million.   The swap was effective on April 15, 2004, terminates on October 15, 2013 and provides for monthly interest payments commencing on May 15, 2004.

We intend to terminate the swaps simultaneously with the issuance of a potential refinancing transaction.

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

Non-Recourse Debt

Our non-recourse debt of $339.1 million as of March 31, 2004 is collateralized, in general, by either our investment grade CMBS or certain of our insured mortgage securities that are pledged to secure the non-recourse debt.  Principal payments on these obligations are required to the extent of principal payments made on the underlying investment grade CMBS or insured mortgage securities.

Since the face amount of the CMO debt is less than 25% of the original face value, we have the option of prepaying this debt.  We expect to prepay this debt in second quarter of 2004 by borrowing under the Bear Stearns repurchase agreement, subject to Bear Stearns’ approval, and selling the FHA loans that collateralize the CMO debt.  We will recognize a loss on extinguishment of debt upon the repayment of this debt due to the write-off of unamortized discount and deferred fees.

In April 2004, a limited partnership borrower that we control did not make the debt service payment on its mortgage payable due to a change in the strategy related to the underlying asset.  As a result, the limited partnership borrower is in default of the non-recourse mortgage debt as of April 2004, entitling the lender to exercise its remedies.  See further discussion in “Results of
Operations - Impairment of Real Estate Owned.”

See Note 6 to Notes to Consolidated Financial Statements for a more detailed discussion of our non-recourse debt.

Business Segments

Management currently assesses our performance and allocates resources principally on the basis of two lines of business:  portfolio investment and mortgage servicing.

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Financial statement net income decreased by approximately $1.8 million to $2.5 million, or $0.16 per diluted share, during the three months ended March 31, 2004 from $4.3 million, or $0.28 per diluted share, during the three months ended March 31, 2003.

Results for the three months ended March 31, 2004, which are discussed in further detail below, include:

•                  approximately $3.1 million of impairment of non-core assets;

•                  approximately $518,000 of impairment on Subordinated CMBS; and

•                  approximately $707,000 of loss on extinguishment of debt.

Results for the three months ended March 31, 2003, which are discussed in further detail below, include:

•                  approximately $7.3 million of gain on extinguishment of debt;

•                  approximately $2.6 million of recapitalization expenses; and

•                  approximately $3.1 million of additional interest expense during the 45 day redemption notice period for the Series A and Series B Senior Secured Notes.

Net Interest Margin

Net interest margin increased by approximately $6.5 million to $10.9 million during the three months ended March 31, 2004 compared to $4.5 million during 2003, primarily due to a lower average debt balance and a lower effective interest rate during 2004 compared to 2003, as discussed below.  The net interest margin for 2003 was also affected by approximately $3.1 million of additional interest expense during the redemption notice period in 2003 as discussed below.

Interest Income - CMBS

Interest income from investment grade and subordinated CMBS did not change significantly during the three months ended March 31, 2004 as compared to the same reporting period in 2003.

Interest Income - Insured Mortgage Securities

Interest income from insured mortgage securities decreased by approximately $2.6 million to $2.0 million during the three months ended March 31, 2004 from $4.7 million during the three months ended March 31, 2003. This decrease was principally due to the prepayment of approximately 54% of the total insured mortgage portfolio from March 31, 2003 through March 31, 2004.  The prepayment activity corresponds with the low mortgage interest rate environment during this period.  These prepayments result in corresponding reductions in the outstanding principal balances of the collateralized mortgage obligations and the related interest expense.

Interest Expense

Interest expense of approximately $13.4 million for the three months ended March 31, 2004 was approximately $8.9 million lower than interest expense of approximately $22.3 million for the same period in 2003.  The net decrease is primarily attributable to a lower average debt balance during the first quarter of 2004 ($727 million) compared to 2003 ($985 million) and a lower average effective interest rate on the total debt outstanding during the first quarter of 2004 (7.4%) compared to 2003 (8.9%).  The interest expense for 2003 was also affected by approximately $3.1 million of additional interest expense during the redemption notice period in 2003 as discussed below.

The overall weighted average effective interest rate on the recourse debt (Bear Stearns Debt and BREF Debt only in 2003) was 5.5% and 5.6% for the three months ended March 31, 2004 and 2003, respectively, and the weighted average coupon (pay) rate on the recourse debt was 4.9% and 4.1% for the same periods, respectively.  The difference in the weighted average effective interest rate and the weighted average pay rate in 2003 primarily relates to our deferral of two-thirds of the interest on the BREF Debt during the period January 14, 2003 through June 15, 2003.

Interest expense on the collateralized mortgage obligations decreased following significant prepayments of mortgages underlying the insured mortgage securities, as discussed previously, and the repayment of the Fannie Mae and Freddie Mac funding notes.

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

General and Administrative Expenses

General and administrative expenses decreased by approximately $221,000 to $2.7 million during the three months ended March 31, 2004 as compared to $2.9 million during the three months ended March 31, 2003, primarily due to a decrease in compensation expense.

Mortgage Servicing

The following is a summary of the consolidated results of operations of CMSLP (in thousands):

	Three months ended March 31,
Description	2004	2003

Servicing revenue	$3,008	$2,125
Servicing general and administrative expenses	(1,925)	(2,231)
Servicing amortization, depreciation and impairment	(228)	(333)
Net income (loss) from CMSLP	$855	$(439)

The net income from CMSLP of approximately $855,000 for the three months ended March 31, 2004 compares to net loss of approximately $(439,000) for the three months ended March 31, 2003.   CMSLP’s total revenue increased by approximately $883,000 to approximately $3.0 million during the three months ended March 31, 2004.  This increase is primarily the result of increased late fees and default interest on specially serviced loans.  General and administrative expenses were $1.9 million during the three months ended March 31, 2004 compared to $2.2 million during the three months ended March 31, 2003 due to a decrease in compensation expense.

Equity in Earnings from Investments

Equity in earnings from investments of approximately $427,000 and $128,000 for the three months ended March 31, 2004 and 2003, respectively, includes our net equity from the AIM Limited Partnerships and the net equity from our 20% limited partnership interest in the advisor to the AIM Limited Partnerships. Three of the AIM Limited Partnerships (AIM 84, AIM 86 and AIM 88) were liquidated in February 2004, resulting in an aggregate liquidating distribution to us of approximately $1.8 million and a gain of approximately $395,000, which is included in equity in earnings from investments.  We continue to hold an investment in the one remaining AIM Limited Partnership.

Impairment of Real Estate Owned

Through a limited partnership, for which another limited partnership that we control (the “borrower”) serves as the managing general partner, we own a shopping center in Orlando, Florida, which we account for as real estate owned.  The asset is subject to $8.6 million face amount of non-recourse, first mortgage debt for which the limited partnership is the obligor.  The debt is reflected as mortgage payable in our Consolidated Balance Sheet.  Previously, the borrower’s strategy had been to hold the asset, attempt to lease it up at market rates and dispose of it in 2008.  In March 2004, the borrower undertook a re-evaluation of its business strategy with respect to the asset and concluded, based on a change in the expected holding period of the asset and a review of current market conditions, the real estate is impaired.  We wrote down the value of the asset to estimated fair value and recorded a resulting impairment charge of approximately $2.6 million during the three months ended March 31, 2004.  This asset is included in our portfolio investment segment.

Impairment on Subordinated CMBS

We recognized $518,000 of impairment on subordinated CMBS during the three months ended March 31, 2004.  Since we determined that there had been an adverse change in expected future cash flows, we believed our Nomura subordinated CMBS had been impaired under Emerging Issues Task Force (EITF) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” as of March 31, 2004.  As the fair value of the impaired subordinated CMBS was approximately $518,000 below the amortized cost basis as of March 31, 2004, we recorded an other than temporary impairment charge through the income statement of this same amount.  The impairment charge reduced our basis in the impaired bond.

BREF Maintenance Fee

Pursuant to the Investment Agreement with Brascan Real Estate Financial Investments LLC (BREF Investments), we are obligated to pay BREF Investments a quarterly maintenance fee of $434,000 through January 2006.  The expense is higher during the three months ended March 31, 2004 as compared to the same reporting period in 2003, because in 2003, the expense did not begin to accrue until the date of the recapitalization on January 13, 2003.

Hedge Ineffectiveness

In 2003, we entered into a total of three interest rate swaps to hedge the variability of the future interest payments on the then anticipated CDO attributable to future changes in interest rates.  Our obligations to Bear Stearns under the interest rate swap documents are collateralized by certain assets as described in Note 6 to Notes to Consolidated Financial Statements.    Under these swaps, we agreed to pay Bear Stearns a weighted average fixed interest rate of 4.15% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount of $100 million.  These swaps were effective on October 15, 2003, terminate on October 15, 2013 and provide for monthly interest payments that commenced on November 15, 2003.  On November 15, 2003 we began making monthly payments to Bear Stearns equal to the difference between the weighted average swap rate of 4.15% per annum and the current one-month LIBOR rate on the notional amount of $100 million.  The interest rate swaps were originally designated to hedge future fixed-rate interest payments on the then anticipated CDO.  Through December 31, 2003, these swaps were treated as cash flow hedges for GAAP.  We have a liability of approximately $251,000 in Payables and Accrued Expenses as of March 31, 2004, representing the aggregate fair value of the interest rate swaps.

During the first quarter of 2004, we started exploring other refinancing alternatives.  As a result, effective January 1, 2004, we began reflecting changes in the fair value of the swaps through earnings as hedge ineffectiveness.  We recognized approximately $4.4 million of hedge ineffectiveness expense during the three months ended March 31, 2004, due to the change in the fair value of the swaps.    In addition, as of March 31, 2004, we reclassified the $4.7 million in Accumulated Other Comprehensive Income to hedge ineffectiveness income based on our reassessment of the probability of the CDO as originally specified and contemplated at the inception of the interest rate swaps.  All future changes in fair value will be recognized in current period earnings.

On April 1, 2004, we entered into an additional interest rate swap in which we agreed to pay Bear Stearns a fixed interest rate of 4.21% per annum in exchange for floating payments based on one-month LIBOR on a notional amount of $100 million.   The swap was effective on April 15, 2004, terminates on October 15, 2013 and provides for monthly interest payments commencing on May 15, 2004.  The swap is not designated as a hedging instrument, and as a result, changes in fair value, as well as the impact of any cash payments made or received, will be recognized in current period earnings.

The aggregate interest rate swaps of $200 million require that we pay Bear Stearns a weighted average fixed interest rate of 4.18% per annum.  We intend to terminate the swaps simultaneously with the issuance of a potential refinancing transaction.

Recapitalization Expenses

We consolidated our office space in connection with our January 2003 recapitalization and, as a result, we recorded approximately $580,000 of expense for vacant office space during the last three quarters of 2003.  During the three months ended March 31, 2004, we increased our accrual by approximately $243,000 to $822,000 due to continued weakness in the local office sublease market.  The accrual for the vacant space represents the fair value of lease payments through 2007, a tenant improvement allowance and a broker commission, all net of estimated sublease revenue in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

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

Impairment of Mezzanine Loan

We have received notification of an imminent default of one of our mezzanine loans.  The market in which the underlying property is located has deteriorated resulting in increased vacancy and declining rental rates.  Based on our review of current information, we do not believe that we will be able to collect amounts due under the contractual terms of the loan agreement.  As a result, we recognized $527,000 of impairment on the mezzanine loan, which represents our entire loan receivable relating to the mezzanine loan, during the three months ended March 31, 2004.

Net (Loss) Gain on Extinguishment of Debt

In March 2004, we prepaid the Freddie Mac funding note.  In connection with the funding note prepayment, we recognized a $707,000 loss on extinguishment of debt for the write-off of unamortized discount and deferred financing fees.

During the three months ended March 31, 2003, we reversed approximately $7.8 million of accrued extension fees related to the Exit Debt since the debt was repaid and the extension fees were no longer payable. This reversal is reflected as a gain on extinguishment of debt in our consolidated statement of income.  This reversal was partially offset by approximately $403,000 of breakage fees paid to the lender of the Exit Variable-Rate Secured Borrowing and legal fees of approximately $47,000, resulting in a net gain on extinguishment of debt of $7.3 million.

REIT Status and Other Tax Matters

REIT Status.  We have elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code.  We are required to meet income, asset, ownership and distribution tests to maintain our REIT status.  Although there can be no assurance, we believe that we have satisfied the REIT requirements for all years through, and including 2003.  There can also be no assurance that we will maintain our REIT status for 2004 or subsequent years.  If we fail to maintain our REIT status for any taxable year, we will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years.  Depending on the amount of any such federal and state income tax, we may have insufficient funds to pay any such tax and also may be unable to comply with some or all of our obligations, including the Bear Stearns Debt and BREF Debt.

We and two of our subsidiaries incorporated in 2001 jointly elected to treat such two subsidiaries as taxable REIT subsidiaries (TRS) effective January 1, 2001.  The TRSs allow us to earn non-qualifying REIT income while maintaining our REIT status.  These two subsidiaries hold all of the partnership interests of CMSLP.

Net Operating Loss for Tax Purposes/Trader Election.  For tax purposes we have elected to be classified as a trader in securities.  We trade in both short and longer duration fixed income securities, including CMBS, residential mortgage-backed securities and agency debt securities (such securities traded and all other securities of the type described constituting the “Trading Assets” to the extent owned by us or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary).  Such Trading Assets are classified as Other MBS on our balance sheet.

As a result of our election in 2000 to be taxed as a trader, we recognized a mark-to-market tax loss on our Trading Assets on January 1, 2000 of approximately $478 million (the January 2000 Loss).  Such loss was recognized evenly for tax purposes over four years beginning with the year 2000 and ending in 2003.  Such loss was ordinary, which allowed us to offset our ordinary income.

We generated a net operating loss (NOL) for tax purposes of approximately $84.0 million during the year ended December 31, 2003.  As such, our taxable income was reduced to zero and, accordingly, our REIT distribution requirement was eliminated for 2003.  As of December 31, 2003, our accumulated and unused NOL was $307.8 million.  Any accumulated and unused NOLs, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused NOLs cannot be carried back because we are a REIT.

There can be no assurance that our position with respect to our election as a trader in securities will not be challenged by the Internal Revenue Service (or IRS) and, if challenged, will be defended successfully by us.  As such, there is a risk that the January 2000 Loss will be limited or disallowed, resulting in higher tax basis income and a corresponding increase in REIT distribution requirements.  It is possible that the amount of any under-distribution for a taxable year could be corrected with a “deficiency dividend” as defined in Section 860 of the Internal Revenue Code, however, interest may also be due to the IRS on the amount of this under-distribution.

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

Our future use of NOLs for tax purposes could be substantially limited in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code.  As a result of these limitations imposed by Section 382 of the Internal Revenue Code, in the event of an ownership change, our ability to use our NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards cannot be fully utilized under these limitations within the carryforward periods, the NOL carryforwards would expire unutilized.  Accordingly, after any ownership change, our ability to use our NOLs to reduce or offset taxable income would be substantially limited or not available under Section 382.  In general, a company reaches the “ownership change” threshold if the “5% shareholders” increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points.  The ownership interest is measured in terms of total market value of the company’s capital stock.  If an “ownership change” occurs under Section 382 of the Internal Revenue Code, our prospective use of our accumulated and unused NOL will be limited.

We are not aware of any acquisition of shares of our capital stock that has created an “ownership change” under Section 382.  We have adopted a shareholder rights plan and amended our charter to minimize the chance of an ownership change within the meaning of Section 382 of the Internal Revenue Code; however there can be no assurance that an ownership change will not occur.

A summary of our year-to-date taxable income as of March 31, 2004 is as follows (in millions):

Taxable income for the three months ended March 31, 2004 prior to NOL carry forward	$0.7
LESS: NOL carry forward	(0.7)
Taxable income for the three months ended March 31, 2004	$—

Accumulated NOL through December 31, 2003	$(307.8)
NOL utilization	0.7
NOL carried forward for use in future periods	$(307.1)

Financial Condition

Summary of Cash Position and Shareholders’ Equity

As of March 31, 2004, our cash and cash equivalents aggregated approximately $35.1 million, including cash and cash equivalents of approximately $2.2 million held by CMSLP.  In addition to our cash, we had additional liquidity at March 31, 2004 comprised of $3.9 million in Other MBS, which is included elsewhere in our balance sheet.  As of April 30, 2004, our liquidity included approximately $17.5 million of cash and cash equivalents and approximately $3.8 million of Other MBS.  The significant decrease in liquidity from March 31, 2004 is primarily the result of the redemption of all outstanding shares of the Series F Preferred Stock and Series G Preferred Stock on April 28, 2004.

As of March 31, 2004 and December 31, 2003, shareholders’ equity was approximately $356.9 million or $18.07 per diluted share and approximately $291.8 million or $14.91 per diluted share, respectively.  These diluted book value per share amounts are based on shareholders’ equity presented in accordance with GAAP.  These amounts include, among other things, approximately $48.6 million of net assets related to our CMBS rated A+ through BBB, which we do not actually own, but they are required by GAAP to be included on our balance sheet (see “Summary of CMBS” below for a further discussion).  These investment grade CMBS, which aggregate approximately $335.2 million at March 31, 2004, are reflected at fair value and the related match-funded debt, which aggregates approximately $286.5 million at March 31, 2004, is reflected at amortized cost, in each case in

accordance with GAAP.   The increase in total shareholders’ equity is primarily the result of an increase in the fair values of our CMBS and the March 2004 issuance of 585,000 shares of our Series B Preferred Stock.

Summary of CMBS

As of March 31, 2004, our assets, in accordance with GAAP, include CMBS with an aggregate face amount of approximately $1.4 billion rated from A+ to D and unrated.  Such CMBS had an aggregate fair value of approximately $896 million (representing approximately 83% of our total consolidated assets) and an aggregate amortized cost of approximately $757 million.  Such CMBS represent investments in securities issued in connection with CRIIMI MAE Trust 1 Series 1996-C1 (or CBO-1), CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2) and Nomura Asset Securities Corporation Series 1998-D6 (or Nomura). The following is a summary of the ratings of our CMBS as of March 31, 2004 (in millions):

Rating (1)	Fair Value	% of Total CMBS
Investment Grade:
A+, BBB+ or BBB (2)	$335.2	37%

Retained Portfolio:
BB+, BB or BB-	$372.3	42%
B+, B or B-	$151.2	17%
CCC, D or Unrated	$37.6	4%

(1)          Ratings are provided by Standard & Poor’s.

(2)          Represents investment grade securities that we reflect as assets on our balance sheet as a result of the issuance of the CBO-2 transaction.  As indicated in footnote 4 to the table below, GAAP requires both these assets (reflected as “CMBS pledged to Secure Collateralized Bond Obligations”) and their related liabilities (reflected as “Collateralized Bond Obligations “) to be reflected on our balance sheet.  As of March 31, 2004, the fair value of these assets as reflected in our balance sheet was approximately $335.2 million and the amortized cost of the debt as reflected in our balance sheet was approximately $286.5 million.  All cash flows related to the investment grade CMBS are used to service the corresponding collateralized bond obligations.  As a result, we currently receive no cash flows from the investment grade CMBS.

As of March 31, 2004, the weighted average pay rate and the loss adjusted weighted average life (based on face amount) of the investment grade securities was 7.0% and 7.6 years, respectively.  The weighted average pay rate and the loss adjusted weighted average life (based on face amount) of the BB+ through unrated CMBS securities, sometimes referred to as the retained portfolio, was 4.4% and 10.9 years, respectively.  The aggregate investment by the rating of the CMBS is as follows:

Security Rating	Face Amount as of 3/31/04 (in millions)	Weighted Average Pay Rate as of 3/31/04	Loss Adjusted Weighted Average Life (1)	Fair Value as of 3/31/04 (in millions)		Discount Rate or Range of Discount Rates Used to Calculate Fair Value as of 3/31/04		Amortized Cost as of 3/31/04 (in millions) (5)		Amortized Cost as of 12/31/03 (in millions)

Investment Grade Portfolio
A+ (4)	$59.4	7.0%	2 years	$62.3		4.6%		$57.2		$57.0

BBB+ (4)	150.6	7.0%	9 years	157.2		6.3%		133.9		133.6

BBB (4)	115.2	7.0%	9 years	115.6		7.0%		96.8		96.5

Retained Portfolio
BB+	319.0	7.0%	11 years	288.5		8.1 —8.7%		228.1		227.1

BB	70.9	7.0%	13 years	57.1		9.7%		47.7		47.5

BB-	35.5	7.0%	13 years	26.7		10.6%		21.3		21.2

B+	88.6	7.0%	14 years	50.7		14.2%		47.4		46.9

B	177.2	4.1%	18 years	94.6		14.0%		88.3		86.5

B- (2)	12.0	8.0%	17 years	6.0		15.0	%(8)	5.4		5.5

CCC (2)	70.9	0.0%	—	—		—		—		—

D (2)(9)	106.3	0.0%	24 years	19.9		15.0	%(8)	16.0		11.8

Unrated/Issuer’s Equity (2) (3)	241.1	2.2%	0.5 year	17.7		15.0	%(8)	15.4		16.7

Total	$1,446.7	5.0%	10 years	$896.3	(7)			$757.5	(6)	$750.3

(1)                The loss adjusted weighted average life represents the weighted average expected life of the CMBS based on our current estimate of future losses.  As of March 31, 2004, the fair values of the B-, CCC, D and the unrated/issuer’s equity were derived primarily from interest cash flow anticipated to be received since our current loss expectation assumes that the full principal amount of these securities will not be recovered.  See also “Advance Limitations, Appraisal Reductions and Losses on CMBS” below.

(2)                The CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our subordinated CMBS.  Such interest shortfalls will continue to accumulate until they are repaid through either excess interest and/or recoveries on the underlying CMBS or a re-characterization of principal cash flows, in which case they may be realized as a loss of principal on the subordinated CMBS.  Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of March 31, 2004.

(3)          The unrated/issuer’s equity subordinated CMBS from CBO-1 and CBO-2 currently do not have a stated coupon rate since these securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority.  As a result, effective coupon rates on these securities are highly sensitive to the monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-1 and CBO-2.

(4)          In connection with CBO-2, $62.6 million (currently A+ rated) and $60.0 million (currently BBB+ rated) face amount of investment grade CMBS were sold with call options and $345 million (currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, we initially retained $90.6 million (currently BBB+ rated) and $115.2 million ( currently BBB rated) face amount of CMBS, both with call options, with the intention to sell these CMBS at a later date. Such sale occurred March 5, 1999.  Since we retained call options on certain sold CMBS (currently rated A+, BBB+ and BBB bonds), we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 125, and thus these CMBS are accounted for as a financing and not a sale.  Since the CBO-2 transaction is recorded as a partial financing and a partial sale, we are deemed to have retained these CMBS with call options issued in connection with CBO-2, from which we currently receive no cash flows, and are required to reflect them as CMBS on the balance sheet.

(5)          Amortized cost reflects approximately $518,000 of impairment charges related to the Nomura unrated bond, which was recognized during the three months ended March 31, 2004.  This impairment charge is in addition to the cumulative impairment charges of approximately $263.1 million that were recognized through December 31, 2003.

(6)          See Notes 1 and 8 to Notes to Consolidated Financial Statements for information regarding the subordinated CMBS for tax purposes.

(7)          As of March 31, 2004, the aggregate fair values of the CBO-1, CBO-2 and Nomura bonds were approximately $19.4 million, $872.7 million and $4.2 million, respectively.

(8)          As a result of the estimated loss of principal on these CMBS, the fair values and discount rates of these CMBS are based on a loss adjusted yield to maturity.

(9)          Although the principal balance of the D bond in CBO-2 is expected to be outstanding for approximately 24 years, it is not anticipated that any principal will be collected.

Determination of Fair Value of CMBS

Our determination of fair values for our CMBS portfolio is a process that requires significant judgements and estimates.  The process begins with the compilation and evaluation of pricing information (such as nominal spreads to U.S. Treasury securities or nominal yields) that, in our view, is commensurate with the market’s perception of value and risk of comparable assets.  We use a variety of sources to compile such pricing information including:  (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS and/or to the CMBS (or collateral) underlying our CMBS issued in connection with CBO-1 and CBO-2), (ii) communications with dealers and active CMBS investors and/or advisors regarding the pricing and valuation of our securities and comparable securities, (iii) institutionally available research reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market’s perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of underlying commercial mortgage loans.  We make further adjustments to such pricing information based on our specific knowledge of our CMBS and the impact of relevant events, which is then used to determine the fair value of our CMBS using a discounted cash flow approach.  Expected future gross cash flows are discounted at assumed market yields for our CMBS rated A+ through B, depending on the rating. The fair value for those CMBS incurring principal losses and interest shortfalls (i.e., B- rated bonds through our unrated/issuer’s equity) based on our overall expected loss estimate are valued at a loss adjusted yield to maturity that, in our view, is commensurate with the market’s perception of the value and risk of comparable securities, using a discounted cash flow approach.  Such anticipated principal losses and interest shortfalls, as well as the timing and amount of potential recoveries of such shortfalls, are critical estimates and have been taken into consideration in the calculation of fair values and yields to maturity used to recognize interest income as of March 31, 2004.  We have disclosed the range of discount rates by rating category used in determining the fair values as of March 31, 2004 in the table above.

The liquidity of the subordinated CMBS market has historically been limited.  Additionally, during adverse market conditions, the liquidity of such market has been severely limited.  For this reason, among others, management’s estimate of the value of our subordinated CMBS could vary significantly from the value that could be realized in a current transaction.

Mortgage Loan Pool

We have $14.9 billion and $15.3 billion of seasoned commercial mortgage loans underlying our subordinated CMBS as of March 31, 2004 and December 31, 2003, respectively.  This decline in unpaid principal balance is primarily due to prepayments, pay-offs at maturity and liquidations of certain underlying mortgage loans, and to a lesser extent, normal loan amortization related to the underlying mortgage loans. As of March 31, 2004, the commercial mortgage loans are secured by properties of the types and in the geographic locations identified below:

Property Type	3/31/04 Percentage(1)

Retail	31%
Multifamily	27%
Hotel	15%
Office	14%
Other (3)	13%
Total	100%

Geographic Location (2)	3/31/04 Percentage(1)

California	16%
Texas	12%
Florida	8%
Pennsylvania	6%
New York	5%
Other(4)	53%
Total	100%

(1)          Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)          No significant concentration by region.

(3)          Our ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes subordinated CMBS in which our exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the Subordinated Healthcare/Senior-Housing CMBS).  These other CMBS are not owned by us and are subordinate to our CMBS in this transaction.  As a result, our investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the Subordinated Healthcare/Senior-Housing CMBS.  We currently estimate that the interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans will exceed the Subordinated Healthcare/Senior Housing CMBS. The principal balance of the Subordinated Healthcare/Senior Housing CMBS as of March 31, 2004 is approximately $3.4 million.  As of March 2004, the aggregate principal balance of healthcare and senior housing mortgage loans, underlying the Subordinated Healthcare/Senior Housing CMBS, that are specially serviced by another special servicer, and therefore not in our special servicing loan balance, is approximately $82 million.

(4)          No other individual state makes up more than 5% of the total.

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

As of March 31, 2004 and December 31, 2003, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

	3/31/04	12/31/03
Specially serviced loans due to monetary default (1)	$949.0 million	$963.8 million
Specially serviced loans due to covenant default/other	69.8 million	58.2 million
Total specially serviced loans (2)	$1,018.8 million	$1,022.0 million
Percentage of total mortgage loans (2)	6.8%	6.7%

(1)          Includes $164.9 million and $163.8 million, respectively, of real estate owned by the underlying securitization trusts.  See also the table below regarding property type concentrations for further information on real estate owned by underlying trusts. See below for a detailed discussion of the Shilo Inns loans.

(2)          As of April 30, 2004, total specially serviced loans were approximately $990.5 million, or 6.8% of the total mortgage loans.

The specially serviced mortgage loans as of March 31, 2004 were secured by properties of the types and located in the states identified below:

Property Type	$ ( in millions)		Percentage

Hotel	$510.2	(1)	50%
Retail	232.8	(2)	23%
Multifamily	119.8		12%
Healthcare	69.6		7%
Office	49.8		5%
Industrial	27.5		2%
Other	9.1		1%
Total	$1,018.8		100%

Geographic Location	$ ( in millions)	Percentage

Florida	$150.1	15%
Texas	109.9	11%
Oregon	92.1	9%
Georgia	55.7	5%
Massachusetts	47.3	5%
Other	563.7	55%
Total	$1,018.8	100%

(1)          Approximately $109.1 million of these loans in special servicing are real estate owned by the underlying securitization trusts.  Full service hotels represent 44% of the total hotel loans in special servicing, and limited service hotels represent 56% of the total hotel loans in special servicing.  See below for a detailed discussion of the Shilo Inns loans.

(2)          Approximately $38.5 million of these loans in special servicing are real estate owned by the underlying securitization trusts.

The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2003 to March 31, 2004 (in millions):

Specially Serviced Loans, beginning of period	$1,022.0
Transfers in due to monetary default	103.5
Transfers in due to covenant default and other	8.9
Transfers out of special servicing	(109.6)
Loan amortization (1)	(6.0)
Specially Serviced Loans, end of period	$1,018.8

(1)                                  Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by master servicers.

As of March 31, 2004, the most significant borrowing relationship in our specially serviced mortgage loan portfolio, Shilo Inns, consists of 26 loans totaling approximately $164 million spread across three CMBS transactions.  The loans are secured by hotel properties in the western and Pacific northwestern states.  The borrower initially filed for bankruptcy protection in February 2002 and indicated that the properties had experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks.  We entered into a consensual settlement agreement dated February 25, 2003 pursuant to which the loan terms were amended and modified.  This agreement was subsequently approved and confirmed by the bankruptcy court on March 28, 2003.  The comprehensive loan modifications were executed by the borrower and CMSLP as special servicer, on March 29, 2004.  On April 9, 2004, the related pooling and servicing agreements (PSAs) were amended to clarify the method by which master servicers can recoup their outstanding liquidity and property protection advances. The PSA amendments were executed by each of CMSLP as special servicer, the depositors, master servicers and trustees for the three CMBS transactions to allow the master servicers to use general pool principal collections to reimburse such outstanding advances on modified loans.  The loans are expected to be returned to the master servicers as “corrected” following a bankruptcy court hearing currently scheduled for June 2004 related to the lenders’ application for legal and other professional fees and expenses.  There can be no assurance that the borrower will continue making the loan payments required under the loan modifications. Distributions on our subordinated CMBS, and the related fair value of the subordinated CMBS, will continue to be dependent on the borrower’s continued performance under the terms of the modified loans.

Advance Limitations, Appraisal Reductions and Losses on CMBS

We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions.  An appraisal reduction event can result in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan.  As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement.  In general, the master servicer can advance up to a maximum of the difference between 90% of the property’s appraised value and the sum of accumulated principal and interest advances and expenses.  As an example, assuming a weighted average coupon of 6% on a first loss subordinated CMBS, a $1 million appraisal reduction would reduce our net cash flows by up to $60,000 on an annual basis, assuming that the total exposure was equal to or greater than 90% of the appraised value immediately prior to receipt of the new appraisal (appraisal reduction).  The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss on our subordinated CMBS than the calculated appraisal reduction amount.  Cumulative appraisal reductions through March 31, 2004 for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as estimated by us were approximately $157.4 million, $57.3 million and $20.7 million for CBO-2, CBO-1 and Nomura, respectively, for a total of $235.4 million.

Certain CMBS from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives.  The following tables summarize the actual realized losses on our CMBS through March 31, 2004 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future real estate losses underlying our CMBS (in thousands):

	CBO-1	CBO-2	Nomura	Total
Year 1999 through 2002 actual realized losses	$16,038	$34,597	$801	$51,436
Year 2003 actual realized losses	11,796	57,913	1,920	71,629
Actual realized losses, January 1 through March 31, 2004	13,635	7,687	—	21,322
Cumulative actual realized losses through March 31, 2004	$41,469	$100,197	$2,721	$144,387

Cumulative expected realized loss estimates (including cumulative actual realized losses through March 31, 2004)	$79,048	$203,494	$16,677	$299,219
Expected loss estimates for the year 2005	35,516	128,293	13,969	177,778
Expected loss estimates for the year 2006	3,424	18,359	3,276	25,059
Expected loss estimates for the year 2007	2,021	12,120	3,200	17,341
Expected loss estimates for the year 2008	2,005	9,943	2,781	14,729
Expected loss estimates for the remaining life of CMBS	7,684	33,018	6,638	47,340
Cumulative expected loss estimates (including cumulative actual realized losses through life of CMBS)	$129,698	$405,227	$46,541	$581,466

Summary of Other Assets

Portfolio Investment

As of March 31, 2004 and December 31, 2003, our non-CMBS assets consisted primarily of insured mortgage securities, equity investments, mezzanine loans, Other MBS, cash and cash equivalents (as previously discussed), principal and interest receivables, real estate owned, and, as of December 31, 2003, derivative financial instruments.  Our Receivables decreased by approximately $11.5 million to $12.5 million at March 31, 2004 from $24.0 million at December 31, 2003 due primarily to a reduction in receivables from insured mortgage prepayments.  Our Other Assets decreased by approximately $6.6 million to $19.0 million at March 31, 2004 from $25.6 million at December 31, 2003 primarily due to the impairment charges recorded on our real estate owned and mezzanine loan as discussed below, and the change in the fair values of our interest rate swaps.

We had $100.7 million and $147.5 million (in each case, at fair value) invested in insured mortgage securities as of March 31, 2004 and December 31, 2003, respectively.  The reduction in total fair value is primarily attributable to the prepayment of approximately 32% (based on amortized cost) of the insured mortgages during the three months ended March 31, 2004.  As of March 31, 2004, 82% of our investments in insured mortgage securities were GNMA mortgage-backed securities and 18% were FHA-insured certificates.  In April 2004, we received additional prepayments of an aggregate face amount of $12.4 million.

As of March 31, 2004 and December 31, 2003, we had approximately $1.1 million and $3.5 million, respectively, in investments accounted for under the equity method of accounting.  Included in equity investments are (a) the general partnership interests (2.9% to 4.9% ownership interests) in the AIM Limited Partnerships, and (b) a 20% limited partnership interest in the advisor to the AIM Limited Partnerships.  The decrease in these investments is primarily due to the liquidations of three of the AIM Limited Partnerships (AIM 84, AIM 86 and AIM 88) in February 2004.  The carrying values of our equity investments are expected to continue to decline over time as the remaining AIM Limited Partnership’s asset base decreases and proceeds are distributed to partners.

We own a shopping center in Orlando, Florida, which we account for as real estate owned.  As of March 31, 2004 and December 31, 2003, we had approximately $5.9 million and $8.6 million, respectively, in real estate owned assets included in other assets ($5.7 million and $8.3 million relating to the actual building and land).  In addition, we had $7.4 million and $7.3 million of mortgage payable (net of discount) related to the real estate as of

March 31, 2004 and December 31, 2003, respectively.  As discussed previously in “Results of Operations - Impairment of Real Estate Owned,” we recorded a $2.6 million impairment charge related to this asset during the first quarter of 2004.

Mortgage Servicing

As of March 31, 2004 and December 31, 2003, CMSLP’s other assets consisted primarily of advances receivable, investments in CMBS and interest-only strips, and fixed assets.  The servicing other assets have increased by approximately $2.2 million from $6.0 million at December 31, 2003 to $8.2 million at March 31, 2004,  primarily resulting from an increase in advances receivable.  The increase in advances receivable is offset by a related decrease in servicing cash and cash equivalents.

Summary of Liabilities

Portfolio Investment

As of March 31, 2004 and December 31, 2003, our liabilities consisted primarily of debt, accrued interest and accrued payables.  Total recourse debt increased by approximately $19.2 million to $369.2 million as of March 31, 2004 from $350.0 million as of December 31, 2003 primarily due to our borrowing of approximately $20.9 million under the Bear Stearns repurchase agreement in March 2004 to prepay the Freddie Mac funding note.  Total non-recourse debt decreased by approximately $76.5 million to $339.1 million at March 31, 2004 from $415.5 million at December 31, 2003.  This decrease is primarily attributable to significant prepayments of mortgages underlying the insured mortgage securities during 2004, which resulted in a corresponding reduction in the principal balances of the collateralized mortgage obligations, and the repayment of the Freddie Mac funding note in March  2004.  In addition, there was a $3.2 million payment on the Collateralized Bond Obligations due to the receipt of principal on the underlying  investment-grade CMBS.  Our payables and accrued liabilities did not change significantly as of March 31, 2004 as compared to December 31, 2003.

Mortgage Servicing

As of March 31, 2004 and December 31, 2003, CMSLP’s liabilities consisted primarily of operating accounts payable and accrued expenses.  The servicing liabilities decreased by approximately $925,000 to $907,000 as of March 31, 2004 from $1.8 million as of December 31, 2003 primarily due to the payment of accrued executive contract termination and severance costs and other normal operating expenses.

Dividends/Other

No cash dividends were paid to common shareholders during the three months ended March 31, 2004.  As of March 31, 2004, there were no unpaid preferred dividends.  On April 1, 2004, we declared cash dividends of $0.68 per share of Series B Preferred Stock payable on June 30, 2004 to shareholders of record on June 17, 2004.  On April 28, 2004, we redeemed all outstanding shares of our Series F Preferred Stock and our Series G Preferred Stock for the stated redemption price of $10.00 per share in cash.

The Company expects any dividends paid in 2004 to be taxable to the recipients to the extent of the Company’s taxable income for the year. The determination of the taxability of a dividend distribution is based on the current year’s earnings and profits, which approximates the Company’s taxable income. The Company is expecting to offset taxable income, if any, first with dividends paid deductions on its preferred stock and then utilizing its prior year NOL carry forwards in 2004. The Company does not expect to pay dividends on its common stock in the near future.

Factors which could impact dividends, if any, include (i) the level of income earned on mortgage assets, such as subordinated CMBS (including, but not limited to, the amount of original issue discount income, interest shortfalls and realized losses on subordinated CMBS), (ii) NOLs, (iii) the fluctuating yields on short-term, variable-rate debt and the rate at which our LIBOR-based debt is priced, as well as the rate we pay on our other borrowings and fluctuations in long-term interest rates, (iv) changes in operating expenses, including hedge costs, (v) margin calls, (vi) the level of income earned on our insured mortgage securities depending primarily on prepayments, (vii) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, distributions from our subsidiaries can be reinvested, (viii) cash dividends paid on preferred shares, (ix) to the extent applicable, whether our taxable mortgage pools continue to be exempt from corporate level taxes, (x) realized losses on certain transactions, and (xi) the timing and amounts of cash flows attributable to our other lines of business - mortgage servicing.  Cash dividends on our common stock are subject to the prior payment of all accrued and unpaid dividends on our preferred stock.

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

To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement).  According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests.  In accordance with current SEC staff interpretations, we believe that all of our subordinated CMBS constitute Other Real Estate Interests and that certain of our subordinated CMBS also constitute Qualifying Interests.  On certain of our subordinated CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans.  Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related subordinated CMBS constitute Qualifying Interests.  As of March 31, 2004, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.  If the SEC or its staff were to take a different position with respect to whether such subordinated CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on us.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  We continually evaluate the estimates we use to prepare the consolidated financial statements, and update those estimates as necessary. In general, management’s estimates are based on historical experience, on information from third party professionals, and other various assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ materially from those estimates.

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

•             Fair value of subordinated CMBS – Due to the limited liquidity of the subordinated CMBS market and the resulting lack of a secondary market, the values of our subordinated CMBS are based on available market and certain third party information and management’s estimates.  These estimates require significant judgment regarding assumptions for defaults on the underlying commercial mortgage loan collateral, timing of loss realization and resultant loss severity, timing and amount of principal losses and interest shortfalls, timing and amount of potential recoveries of such shortfalls and discount rates.  Notes 3 and 4 to Notes to Consolidated Financial Statements contain a detailed discussion of the methodology used to determine the fair value of our subordinated CMBS as well as a sensitivity analysis related to the fair value of these subordinated CMBS due to changes in assumptions related to losses on the underlying commercial mortgage loan collateral and discount rates.

•             Interest income recognition related to subordinated CMBS – Interest income recognition under EITF No. 99-20 requires us to make estimates based on certain assumptions including expected losses on the underlying commercial mortgage loan collateral (which directly impact the cash flows on our subordinated CMBS in the form of interest shortfalls and loss of principal) and the impact these factors would have on future cash flow.  Note 4 to Notes to Consolidated Financial Statements details the expected realized losses by year that we expect to incur related to our subordinated CMBS.  The cash flows we project to arrive at the effective interest rate to recognize interest income are adjusted for these expected losses.  The judgment regarding future expected credit losses is subjective as credit performance is particular to an individual deal’s specific underlying commercial mortgage loan collateral.  In general, if we increase our expected losses or determine such losses will occur sooner than previously projected and the CMBS’s fair value is below cost, then the CMBS will be considered impaired and adjusted to fair value with the impairment charge recorded through earnings.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation (or FIN) No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity.  This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  FIN No. 46 was effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  According to FIN No. 46R issued in December 2003, the Interpretation applies at the end of the first reporting period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The adoption of FIN No. 46 did not have a material effect on our financial position or results of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market.  We will have fluctuations in the amount of interest expense paid on our variable rate debt primarily due to changes in one-month LIBOR.  We will also experience fluctuations in the market value of our mortgage assets related to changes in the yields of U.S. Treasury securities as well as changes in the spread between U.S. Treasury securities and the mortgage assets and overall required returns.  The combination of the risk free rate (U.S. Treasury yields) and the related spread is the discount rate used to determine the fair value of our mortgage assets.  As of March 31, 2004, the average U.S. Treasury rate used to price our CMBS, excluding the B- through unrated/issuer’s equity CMBS, had decreased by 41 basis points, compared to December 31, 2003.  As of March 31, 2004, credit spreads used to price our CMBS generally tightened compared to December 31, 2003.  The fair values of our B- through unrated/issuer’s equity CMBS are determined using a loss adjusted yield to maturity, which, in our view, is commensurate with the market’s perception of value and risk of comparable assets.  As described above, interest rates and spreads, which are reflective of the credit fundamentals of the underlying commercial real estate assets, impact the fair values of our CMBS.  See Note 6 to Notes to Consolidated Financial Statements for a discussion of our margin maintenance requirements under the Bear Stearns Debt.

CMBS

The required rate of return used to determine the fair values of our CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium.  These variables are combined to determine a total rate that, when used to discount the CMBS’s assumed stream of future cash flows, results, in our view, in the fair value of such cash flows.  The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market’s perception of the issuers of the CMBS and the credit fundamentals of the commercial properties underlying each underlying pool of commercial mortgage loans.

If we assumed that the discount rate used to determine the fair values of our aggregate CMBS (A+ through unrated bonds) increased by 100 basis points and 200 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the fair values of our aggregate CMBS (A+ through unrated bonds) of approximately $48.8 million (or 5.5%) and approximately $93.9 million (or 10.5%), respectively, as of March 31, 2004.  A 100 basis point and 200 basis point increase in the discount rate would have resulted in a corresponding decrease in the value of our subordinated CMBS (BB+ through unrated bonds) of approximately $32.4 million (or 5.8%) and $62.1 million (or 11.1%), respectively, as of March 31, 2004.

See also Note 4 to Notes to Consolidated Financial Statements for a discussion of other factors that could affect the fair values of our CMBS, including changes in the timing and/or amount of credit losses on underlying mortgage loans, master servicer advances, the receipt of mortgage payments earlier than projected due to prepayments, and delays in the receipt of monthly cash flow distributions on CMBS due to mortgage loan defaults and/or extensions in loan maturities.

Derivative Financial Instruments

The following is a summary of our derivative financial instruments as of March 31, 2004 (in thousands):

	Notional Amount	Estimated Fair Value	Weighted Average Interest Rate	Maturity Date

Pay fixed interest rate swaps	$100,000	$(251)	4.15%	October 15, 2013
Interest rate cap	50,000	—	2.25%	November 4, 2004
Total	$150,000	$(251)

Our obligations to Bear Stearns under the interest rate swap documents are collateralized by certain assets as described in Note 6 to Notes to Consolidated Financial Statements. Under these three interest rate swaps, we agreed to pay Bear Stearns a weighted average fixed rate of 4.15% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount of $100 million.  These swaps provide for monthly interest payments which commenced November 15, 2003.

On April 1, 2004, we entered into an additional interest rate swap in which we agreed to pay Bear Stearns a fixed interest rate of 4.21% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount of $100 million.  The swap was effective on April 15, 2004, terminates on October 15, 2013 and provides for monthly interest payments commencing on May 15, 2004.  We intend to terminate the swaps simultaneously with the issuance of a refinancing transaction.  A 100 basis point increase (decrease) in the corresponding swap rates would increase (decrease) the fair value of our interest rate swaps by approximately 7% of the aggregate notional amount of $200 million.

Variable Rate Debt

We maintain an interest rate cap to mitigate the adverse effects of rising interest rates on the amount of interest expense payable under our variable rate debt.  Our interest rate cap has a notional amount of $50 million, a maturity date of November 4, 2004, and caps one-month LIBOR at 2.25%.  Our cap provides protection to the extent interest rates, based on a readily determinable interest rate index (typically one-month LIBOR), increase above the stated interest rate cap, in which case, we would receive payments based on the difference between the index and the cap.  The term of the cap as well as the stated interest rate of the cap, which is currently above the current rate of the index, would limit the amount of protection that the cap offers.  The one-month LIBOR rate was 1.09% at March 31, 2004.

A 100 basis point increase in the one-month LIBOR index would have increased our interest expense on our variable rate recourse debt by approximately $816,000 during the three months ended March 31, 2004.

Insured Mortgage Securities

There would not be a material change in the fair values of our insured mortgage securities if we assumed that the discount rate used to determine the fair values increased by 100 basis points and 200 basis points as of March 31, 2004 since the underlying mortgages are generally prepayable and have an assumed weighted average life of less than one year.

ITEM 4.     CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting in the fiscal quarter ending March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF

SECURITIES

On March 23, 2004, we sold 585,000 shares of our Series B Cumulative Convertible Preferred Stock to two   institutional investors for $25.42 per share, resulting in aggregate gross proceeds of approximately $14.9 million.  Each share of the Series B Preferred Stock is convertible into 0.4797 shares of our common stock as of March 31, 2004.  We used the net proceeds from this sale of Series B Preferred Stock and a portion of our cash to redeem all outstanding shares of our Series F Redeemable Cumulative Dividend Preferred Stock and Series G Redeemable Cumulative Dividend Preferred Stock for the redemption price of $10.00 per share, or $18.3 million,  on April 28, 2004.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)          EXHIBITS

Exhibit No.	Description

10.1	Purchase Agreement, dated as of March 19, 2004, by and among CRIIMI MAE Inc. and Neuberger Berman LLC (filed herewith).

10.2	Purchase Agreement, dated as of March 19, 2004, by and among CRIIMI MAE Inc. and Pilot Advisors, L.P. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Special Serviced Loan Report relating to specially serviced loans underlying the Company’s CMBS as of March 31, 2004 (filed herewith).

(b)          REPORTS ON FORM 8-K

Date	Purpose

January 12, 2004	To report a press release dated January 9, 2004 announcing the resignation of Donald J. MacKinnon as Director of the Company effective January 6, 2004.

January 23, 2004	To file updated financial information for the year ended December 31, 2002 to reflect the retroactive application of EITF Topic D-42.

February 20, 2004

To report a press release dated February 19, 2004 announcing the appointment of Glenn J. Rufrano, John S. Moody and Bruce K. Roberston as Directors of the Company effective February 26, 2004 and the resignation of William B. Dockser as Director of the Company effective February 25, 2004.

March 11, 2004	To report a press release dated March 9, 2004 announcing our financial results for the year ended December 31, 2003.

March 11, 2004	To report a press release dated March 9, 2004 announcing the declaration of cash dividends for the first quarter of 2004 on our Series B, Series F, and Series G Preferred Stock.

March 24, 2004

To report: (1) the sale of 585,000 shares of our Series B Cumulative Convertible Preferred Stock, and (2) the redemption of all issued and outstanding shares of our Series F Redeemable Cumulative Dividend Preferred Stock and Series G Redeemable Cumulative Dividend Preferred Stock on April 28, 2004.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIIMI MAE INC.

May 6, 2004	/s/ Cynthia O. Azzara
DATE	Cynthia O. Azzara
Executive Vice President,
Chief Financial Officer and
Treasurer (Principal Accounting Officer)