Form 10-Q
period 2004-06-30
CRIIMI MAE INC
filed 2004-08-09
CIK 847322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004	Commission file number 1-10360

CRIIMI MAE INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1622022
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

11200 Rockville Pike, Suite 400
Rockville, Maryland 20852
(Address of principal executive offices)

(301) 816-2300
(Registrant’s telephone number including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2004
Common Stock, $0.01 par value	15,513,891

CRIIMI MAE INC.

Quarterly Report on Form 10-Q

PART I

ITEM 1.             FINANCIAL STATEMENTS

CRIIMI MAE INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Mortgage assets, at fair value:
CMBS pledged to secure recourse debt	$111,483,253	$511,681,345
CMBS	205,532,983	—
CMBS pledged to secure non-recourse debt	555,965,739	325,321,411
Insured mortgage securities pledged to secure recourse debt	—	25,120,897
Insured mortgage securities pledged to secure non-recourse debt	60,973,114	122,376,761
Other MBS	3,311,434	3,900,132
Receivables and other assets	35,762,268	59,112,241
Cash and cash equivalents	25,637,317	21,698,957
Total assets	$998,666,108	$1,069,211,744

Liabilities and Shareholders’ Equity
Liabilities:
Recourse debt:
Secured by pledge of CMBS	$42,415,000	$296,250,000
Senior subordinated secured note	31,266,667	31,266,667
Secured by pledge of insured mortgage securities	—	22,526,000
Non-Recourse debt:
Secured by pledge of CMBS	524,441,710	288,979,376
Secured by pledge of insured mortgage securities	52,741,743	119,237,756
Secured by REO asset	7,426,265	7,332,404
Payables and accrued expenses	9,454,654	11,839,761
Total liabilities	667,746,039	777,431,964

Shareholders’ equity:
Preferred stock, $0.01 par; 75,000,000 shares authorized; 2,178,982 and 3,424,992 shares issued and outstanding, respectively	21,790	34,250
Common stock, $0.01 par; 300,000,000 shares authorized; 15,511,369 and 15,384,648 shares issued and outstanding, respectively	155,114	153,846
Accumulated other comprehensive income	113,000,762	91,582,756
Deferred compensation	(477,164)	(766,093)
Warrants outstanding	2,564,729	2,564,729
Additional paid-in capital	630,238,898	633,348,675
Accumulated deficit	(414,584,060)	(435,138,383)

Total shareholders’ equity	330,920,069	291,779,780

Total liabilities and shareholders’ equity	$998,666,108	$1,069,211,744

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAEINC .

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Interest income:
CMBS:
CMBS pledged to secure recourse debt	$16,965,214	$15,537,876	$32,725,155	$31,052,614
CMBS pledged to secure non-recourse debt	6,555,031	6,575,892	13,086,534	13,133,131
Insured mortgage securities	1,385,826	4,275,108	3,403,931	8,927,001
Total interest income	24,906,071	26,388,876	49,215,620	53,112,746

Interest expense:
Recourse debt	4,823,673	4,877,091	9,656,223	14,442,659
Non-Recourse debt	6,949,481	10,535,599	15,462,623	22,852,617
Other	38,003	291,768	80,451	664,013
Total interest expense	11,811,157	15,704,458	25,199,297	37,959,289

Net interest margin	13,094,914	10,684,418	24,016,323	15,153,457

Fee/Other income:
Servicing revenue	3,012,501	2,765,026	6,020,317	4,889,587
Other income	221,150	345,550	963,040	816,994
Total fee/other income	3,233,651	3,110,576	6,983,357	5,706,581

Operating expenses:
General and administrative expenses	2,610,357	2,856,922	5,321,510	5,788,832
Deferred compensation expense	144,465	2,789	288,929	19,521
Depreciation and amortization	100,621	145,534	217,034	318,824
Servicing general and administrative expenses	1,843,012	2,237,525	3,768,382	4,468,496
Servicing amortization, depreciation, and impairment expenses	244,443	554,490	472,170	887,752
Income tax (expense) benefit	—	(13,854)	3,016	(186,230)
BREF maintenance fee	434,000	424,356	868,000	795,667
Total operating expenses	5,376,898	6,207,762	10,939,041	12,092,862

Other:
Net (losses) gains on mortgage security dispositions	(29,140)	38,290	(654,953)	226,500
Net (loss) gain on extinguishment of debt	(4,493,651)	—	(5,200,767)	7,337,424
Impairment of real estate owned	—	—	(2,608,740)	—
Impairment of CMBS	(1,118,990)	(8,947,878)	(1,637,205)	(8,947,878)
Impairment of mezzanine loan	—	—	(526,865)	—
Net gains on derivatives	14,255,164	—	14,573,324	—
Recapitalization expenses	—	(531,863)	(242,840)	(3,148,841)
Total other	8,613,383	(9,441,451)	3,701,954	(4,532,795)

Net income (loss) before dividends paid or accrued on preferred shares	19,565,050	(1,854,219)	23,762,593	4,234,381
Dividends paid or accrued on preferred shares	(1,481,710)	(1,726,560)	(3,208,270)	(3,552,619)
Net income (loss) to common shareholders	$18,083,340	$(3,580,779)	$20,554,323	$681,762

Earnings per common share:
Basic	$1.17	$(0.24)	$1.33	$0.05
Diluted	$1.15	$(0.24)	$1.31	$0.04
Shares used in computing basic earnings per share	15,412,242	15,176,070	15,399,074	15,068,051

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2004

(unaudited)

	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Deferred Compensation	Warrants Outstanding	Total Shareholders’ Equity

Balance at December 31, 2003	$34,250	$153,846	$633,348,675	$(435,138,383)	$91,582,756	$(766,093)	$2,564,729	$291,779,780

Net income before dividends paid on preferred shares	—	—	—	23,762,593	—	—	—	23,762,593
Adjustment to unrealized gains and losses on mortgage assets	—	—	—	—	26,157,922	—	—	26,157,922
Adjustment to unrealized gains and losses on derivative financial instruments	—	—	—	—	(4,739,916)	—	—	(4,739,916)
Dividends paid on preferred shares	—	—	—	(3,208,270)	—	—	—	(3,208,270)
Redemption of preferred stock	(18,310)	—	(18,291,790)					(18,310,100)
Common shares issued	—	1,540	875,113	—	—	—	—	876,653
Preferred shares issued, net of offering costs	5,850	—	14,626,186	—	—	—	—	14,632,036
Amortization of deferred compensation	—	—	—	—	—	288,929	—	288,929
Common shares repurchased or forfeited	—	(272)	(319,286)	—	—	—	—	(319,558)

Balance at June 30, 2004	$21,790	$155,114	$630,238,898	$(414,584,060)	$113,000,762	$(477,164)	$2,564,729	$330,920,069

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income before dividends paid or accrued on preferred shares	$23,762,593	$4,234,381
Adjustments to reconcile net income before dividends paid or accrued on preferred shares to net cash provided by operating activities:
Loss (gain) on extinguishment of debt (non-cash portion)	4,700,767	(7,787,370)
Amortization of discount and deferred financing costs on debt	3,562,318	4,003,449
Discount amortization on mortgage assets, net	(8,128,004)	(5,549,199)
Accrual of extension fees related to Exit Debt	—	336,921
Depreciation and other amortization	711,704	1,833,064
Net losses (gains) on mortgage security dispositions	654,954	(226,500)
Equity in earnings from investments	(429,069)	(121,335)
Recapitalization expenses (non-cash portion)	242,840	1,079,463
Amortization of deferred compensation	288,929	19,521
Impairment of mezzanine loan and REO asset	3,135,605	—
Impairment of CMBS	1,637,205	8,947,878
Net gains on derivatives	(15,088,768)	—
Changes in assets and liabilities:
Decrease in receivables and other assets	3,246,420	3,649,967
Decrease in payables and accrued expenses	(2,627,946)	(2,889,722)
Decrease in restricted cash and cash equivalents	—	7,961,575
Sales of other MBS, net	682,212	2,774,560
Net cash provided by operating activities	16,351,760	18,266,653

Cash flows from investing activities:
Proceeds from mortgage security prepayments and dispositions, net	92,436,708	54,146,348
Proceeds from derivatives, net	13,063,793	—
Distributions received from AIM Limited Partnerships	3,172,449	1,229,885
Receipt of principal payments from insured mortgage securities	654,159	1,622,803
Cash (paid) received in excess of income recognized on CMBS	(1,331,621)	3,022,847
Proceeds from sales of investment-grade CMBS by CMSLP	—	3,316,508
Purchase of CMBS	(1,647,978)	—
Net cash provided by investing activities	106,347,510	63,338,391

Cash flows from financing activities:
Principal payments on recourse debt	(339,296,000)	(377,202,338)
Principal payments on non-recourse debt	(124,362,581)	(49,930,743)
Proceeds from issuance of recourse debt	62,935,000	330,000,000
Proceeds from issuance of non-recourse debt	289,817,385	—
Payment of debt issuance costs	(1,025,475)	(5,944,647)
Loss on extinguishment of debt (cash portion)	(500,000)	—
Payment of dividends on preferred shares	(3,208,270)	(8,732,299)
Proceeds from the issuance of common stock, net	876,653	13,594,100
Redemption of preferred stock	(18,310,100)	—
Proceeds from the issuance of preferred stock, net	14,632,036	—
Common stock repurchased	(319,558)	—
Net cash used in financing activities	(118,760,910)	(98,215,927)

Net increase (decrease) in cash and cash equivalents	3,938,360	(16,610,883)

Cash and cash equivalents, beginning of period	21,698,957	29,251,348

Cash and cash equivalents, end of period	$25,637,317	$12,640,465

CRIIMI MAE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             ORGANIZATION

General

CRIIMI MAE Inc. (together with its consolidated subsidiaries, We or CRIIMI MAE) is a commercial mortgage company structured as a self-administered real estate investment trust (or REIT).  We currently own and manage a significant portfolio of commercial mortgage-related assets.  Historically, we have focused primarily on acquiring high-yielding, non-investment grade (rated below BBB- or unrated) commercial mortgage-backed securities (subordinated CMBS).  We commenced operations in 1989, are incorporated in Maryland, and are not a government sponsored entity or in any way affiliated with the United States government or any United States government agency.  Our common stock is traded on the New York Stock Exchange under the symbol “CMM”.  Our Series B Preferred Stock is traded on the New York Stock Exchange under the symbol “CMMPRB”.

Our existing business consists of investments in subordinated CMBS backed by pools of commercial mortgage loans on multifamily, retail, hotel, and other commercial real estate (core assets) and investments in government-insured mortgage-backed securities and a limited number of other assets (non-core assets).  We also are a trader in CMBS, residential mortgage-backed securities, agency debt securities and other fixed income securities.

REIT Status/Net Operating Loss for Tax Purposes

REIT Status.  We have elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code.  We are required to meet income, asset, ownership and distribution tests to maintain our REIT status.  Although there can be no assurance, we believe that we have satisfied the REIT requirements for all years through, and including, 2003.  There can also be no assurance that we will maintain our REIT status for 2004 or subsequent years.  If we fail to maintain our REIT status for any taxable year, we will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years.  Depending on the amount of any such federal and state income tax, we may have insufficient funds to pay any such tax and also may be unable to comply with some or all of our obligations, including the Deutsche Bank AG (Deutsche Bank) secured borrowing facility and the Brascan Real Estate Finance Fund I L.P. secured subordinated debt (BREF Debt).

Net Operating Loss for Tax Purposes/Trader Election.  For tax purposes we elected in 2000 to be classified as a trader in securities.  We trade in both short and longer duration fixed income securities, including CMBS, residential mortgage-backed securities and agency debt securities (such securities traded and all other securities of the type described constituting the “Trading Assets” to the extent owned by us or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary).  Such Trading Assets are classified as Other MBS on our consolidated balance sheet.

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

To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement).  According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests.  In accordance with current SEC staff interpretations, we believe that all of our CMBS constitute Other Real Estate Interests and that certain of our CMBS also constitute Qualifying Interests.  On certain of our CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans.  Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related CMBS constitute Qualifying Interests.  As of June 30, 2004, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.  If the SEC or its staff were to take a different position with respect to whether such CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on us.

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

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of June 30, 2004 and December 31, 2003 (audited), the consolidated results of operations for the three and six months ended June 30, 2004 and 2003 and the consolidated cash flows for the six months ended June 30, 2004 and 2003.  The accompanying consolidated financial statements include the financial results of CRIIMI MAE and all of our majority-owned and controlled subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted.  While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Insured Mortgage Securities

Our insured mortgage securities are classified as “available for sale.”  As a result, we carry our insured mortgage securities at fair value and temporary changes in fair value are recorded as a component of shareholders’ equity.  Insured mortgage securities income consists of amortization of the discount or premium plus the stated mortgage interest payments received or accrued.  The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method.  The effective interest method provides a constant yield of income over the term of the mortgage security.

Impairment

CMBS

We assess each CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: (1) our revised projected cash flows related to the CMBS and the CMBS’s current cost basis result in a decrease in the yield compared to what was previously used to recognize income, or (2) fair value has been below amortized cost for a significant period of time and we conclude that we no longer have the ability or intent to hold the security for the period that fair value is expected to be below amortized cost through the period of time we expect the value to recover to amortized cost.  A decrease in yield would be primarily a result of the credit quality of the security declining and a determination that the current estimate of expected future credit losses exceeds credit losses as originally projected or that expected credit losses will occur sooner than originally projected.  The amount of impairment loss is measured by comparing the fair value, based on available market information and management’s estimates, of CMBS to its current amortized cost basis; the difference is recognized as a loss in the consolidated income statement.  We assess current economic events and conditions that impact the value of our CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred.  During the three and six months ended June 30, 2004, we recognized impairment charges of approximately $1.1 million and $1.6 million, respectively, on our CMBS.  During the three and six months ended June 30, 2003 we recognized impairment charges of $8.9 million on our CMBS.

Insured Mortgage Securities

We assess each insured mortgage security for other than temporary impairment when the fair market value of the asset declines below amortized cost for a significant period of time and we conclude that we no longer have the ability to hold the security through the market downturn.  The amount of impairment loss is measured by comparing the fair value of an insured mortgage security to its current amortized cost basis, with the difference recognized as a loss in the consolidated income statement.  We did not recognize any impairment on our insured mortgage securities during the three and six months ended June 30, 2004 and 2003.

Real Estate Owned

We review our real estate owned (REO) for impairment whenever events or changes in circumstances indicate that the cost basis of such assets may not be recoverable.  If the carrying value of the real estate owned is greater than the projected undiscounted net cash flows from the real estate, an impairment loss is recognized.  Impairment losses are calculated as the difference between the real estate’s carrying value and its estimated fair value.  During the six months ended June 30, 2004, we recognized impairment charges of $2.6 million related to our REO.  See further discussion in Note 6.

Comprehensive Income

The following table presents comprehensive income for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss) before dividends paid or accrued on preferred shares	$19,565,050	$(1,854,219)	$23,762,593	$4,234,381
Adjustment to unrealized gains and (losses) on mortgage assets	(26,015,955)	15,737,268	26,157,922	18,764,241
Adjustment to unrealized gains and (losses) on derivative financial instruments	11,527	211,071	(4,739,916)	559,157
Comprehensive income	$(6,439,378)	$14,094,120	$45,180,599	$23,557,779

The following table summarizes our accumulated other comprehensive income:

	June 30, 2004	December 31, 2003
Unrealized gains on mortgage assets	$113,015,051	$86,857,129
Unrealized (losses) gains on derivative financial instruments	(14,289)	4,725,627
Accumulated other comprehensive income	$113,000,762	$91,582,756

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss) to common shareholders	$18,083	$(3,581)	$20,554	$682
Add: Stock-based compensation expense included in reported net income	144	3	289	567
Less: Stock-based compensation expense determined under the fair value based method for all awards	(212)	(185)	(447)	(981)
Pro forma net income to common shareholders	$18,015	$(3,763)	$20,396	$268

Earnings per share:
Basic – as reported	$1 17	$(0.24)	$1.33	$0.05
Basic – pro forma	$1.17	$(0.25)	$1.32	$0.02
Diluted – as reported	$1.15	$(0.24)	$1.31	$0.04
Diluted – pro forma	$1.15	$(0.25)	$1.30	$0.02

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

(in thousands)	As of June 30, 2004				As of December 31, 2003
	Amortized Cost		Fair Value		Amortized Cost		Fair Value

ASSETS:
CMBS (1)	$759,763		$872,982		$750,287		$837,002
Insured mortgage securities (1)	61,171		60,973		147,342		147,498
Other MBS (1)	3,435		3,311		3,994		3,900
Derivative net asset (1)	15		—		38		3,438
Receivables and other assets	See footnote	(2)	See footnote	(2)	See footnote	(2)	See footnote	(2)
Cash and cash equivalents	25,637		25,637		21,699		21,699

LIABILITIES:
Recourse debt:
Secured by pledge of CMBS	42,415		42,415		296,250		296,250
Senior subordinated secured note	31,267		33,514		31,267		33,950
Secured by insured mortgage securities	—		—		22,526		22,526
Non-Recourse Debt:
Secured by pledge of CMBS	524,442		555,966		288,979		325,321
Secured by pledge of insured mortgage securities	52,742		52,742		119,238		122,791
Secured by REO Asset	7,426		5,674		7,332		7,364

(1)     Recorded at fair value in the accompanying consolidated balance sheets.

(2)     CMSLP owned CMBS and interest-only strips with an aggregate amortized cost basis of approximately $1.3 million and $1.5 million and a fair value of approximately $1.3 million and $1.6 million as of June 30, 2004 and December 31, 2003, respectively.  The cost basis of all other receivables and other assets approximates fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CMBS

Our determination of fair values for our CMBS portfolio is a subjective process.  The process begins with the compilation and evaluation of pricing information (such as spreads to U.S. Treasury securities or yields) that, in our view, is commensurate with the market’s perception of value and risk of our assets and comparable assets.  We use a variety of sources to compile such pricing information including:  (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS or to the CMBS (or collateral) underlying our CMBS issued in connection with CBO-1 and CBO-2), (ii) communications with dealers, lenders, and active CMBS investors and/or advisors regarding the pricing and valuation of our securities and comparable securities, (iii) institutionally available research reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market’s perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of underlying commercial mortgage loans.  We make further adjustments to such pricing information based on our specific knowledge of our CMBS and the impact of relevant events, which is then used to determine the fair value of our CMBS using a discounted cash flow approach.  Expected future gross cash flows are discounted at assumed market yields for our CMBS rated A+ through B, depending on the rating. The fair value for those CMBS incurring principal losses and interest shortfalls (i.e., B- rated bonds through our unrated/issuer’s equity) based on our overall expected loss estimate are valued at a loss adjusted yield to maturity that, in our view, is commensurate with the market’s perception of the value and risk of comparable securities, using a discounted cash flow approach.  Such anticipated principal losses and interest shortfalls, as well as the timing and amount of potential recoveries of such shortfalls, are critical estimates and have been taken into consideration in the calculation of fair values and yields to maturity used to recognize interest income.  We have disclosed the range of discount rates by rating category used in determining the fair values as of June 30, 2004 in Note 4.

The liquidity of the subordinated CMBS market has historically been limited.  Additionally, during adverse market conditions, the liquidity of such market has been severely limited.  For this reason, among others, management’s estimate of the value of our CMBS could vary significantly from the value that could be realized in a current transaction.

Other MBS

The fair value of the Other MBS is an estimate based on the indicative market price from publicly available pricing services, as well as management estimates.

Insured Mortgage Securities

We calculated the estimated fair value of the insured mortgage securities portfolio as of June 30, 2004 and December 31, 2003, using a discounted cash flow methodology.  The cash flows were discounted using a discount rate and other assumptions that, in our view, was commensurate with the market’s perception of risk and value.  We used a variety of sources to determine the discount rate, including institutionally available research reports, communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities and recent transactions.

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Debt

The carrying amount of our variable rate debt approximates fair value because the current rate on the debt resets monthly based on market rates.  The fair value of our securitized bond obligations secured by pledge of CMBS is estimated using a discounted cash flow methodology similar for CMBS above.  The fair value of our repurchaseable senior interest is based upon net proceeds received at issuance.  The discount rate used to estimate the fair value of the BREF Debt was determined after considering the BREF Debt’s relative position in our capital structure in relation to our other capital.  The fair value of the non-recourse debt secured by the REO asset is estimated based on the fair value of the underlying asset as of June 30, 2004 and on current market interest rates of commercial mortgage debt as of June 30, 2004.

Derivative Net Asset (Liability)

The fair value of our interest rate swaps and interest rate cap are the estimated amounts that we would have realized if we would have terminated the agreements as of June 30, 2004 and December 31, 2003, taking into account current interest rates and the current creditworthiness of the counterparties.  We liquidated the interest rate swaps in June 2004 in connection with the refinancing of the Bear Stearns secured financing (Bear Stearns Debt).

4.             CMBS

As of June 30, 2004, our assets include CMBS with an aggregate face amount of approximately $1.4 billion rated from A+ to unrated.  Certain of the CMBS assets relate to securitization transactions in which we did not surrender control of the assets and thus the assets and the associated non-recourse debt are reflected in the consolidated balance sheet.  Accordingly, the interest income from such assets and interest expense from the associated non-recourse debt are also reflected in the consolidated income statements.  However, cash flows from such assets are all required to service the debt and therefore we currently receive no cash flows from those assets.   Substantially all of our CMBS portfolio represents investments in securities issued in connection with CRIIMI MAE Trust 1 Series 1996-C1 (or CBO-1) and CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2).  The following is a summary of our CMBS as of June 30, 2004 (in millions):

	Fair Value	Amortized Cost	% of Total Fair Value of CMBS

CMBS Pledged to Secure Non-Recourse Debt	$556.0	$475.7	64%
Retained CMBS Portfolio	317.0	284.1	36
Total CMBS Portfolio	$873.0	$759.8	100%

The aggregate investment by the rating of the CMBS is as follows:

Security Rating	Face Amount as of 6/30/04	Weighted Average Pay Rate as of 6/30/04		Loss Adjusted Weighted Average Life as of 6/30/04 (1)	Fair Value as of 6/30/04	Discount Rate or Range of Discount Rates Used to Calculate Fair Value as of 6/30/04		Amortized Cost as of 6/30/04	Amortized Cost as of 12/31/03
	(in millions)				(in millions) (8)			(in millions) (6) (7)	(in millions)

CMBS Pledged To Secure Non-Recourse Debt
A+ (4)	$59.4	7.0%		2 years	$60.8	5.1%		$57.4	$57.0

BBB+ (4)	150.6	7.0%		8 years	148.4	7.3%		134.3	133.6

BBB (4)	115.2	7.0%		9 years	109.1	7.9%		97.1	96.5

BB+ (5)	260.0	7.0%		10 years	237.7	8.4 – 8.5%		186.9	—
Total CMBS Pledged to Secure Non-Recourse Debt	585.2	7.00%		8 years	556.0			475.7	287.1

Retained CMBS Portfolio
CMBS Pledged to Secure Recourse Debt
BB+ (5)	59.0	7.0%		10 years	54.0	8.4 – 8.5%		42.4	227.1

BB	70.9	7.0%		12 years	56.0	10.6%		47.9	47.5

B-	2.5	6.8%		10 years	1.5	14.3%		1.7	—
	132.4				111.5			92.0	274.6

CMBS

BB-	35.5	7.0%		13 years	26.2	11.5%		21.4	21.2

B+	88.6	7.0%		14 years	49.9	15.7%		47.3	46.9

B	177.2	4.9%		19 years	90.6	16.2 – 16.5%		87.0	86.5

B- (2)	12.0	8.0%		9 years	4.3	15.0	% (9)	4.3	5.5

CCC (2)	70.9	0.0%		—	—	—		—	—

D (2)(10)	106.3	0.0%		24 years	18.4	15.0	% (9)	18.0	11.8

Unrated/Issuer’s Equity (2) (3)	203.1	4.0%		0.5 year	16.1	15.0	% (9)	14.1	16.7
	693.6				205.5			192.1	188.6

Total Retained CMBS Portfolio	826.0	4.3	%(2)	11 years	317.0			284.1	463.2

Total CMBS	$1,411.2	5.4%		10 years	$873.0			$759.8	$750.3

(1)     The loss adjusted weighted average life represents the weighted average expected life of the CMBS based on our current estimate of future losses.  As of June 30, 2004, the fair values of the B-, CCC, D and the unrated/issuer’s equity were derived primarily from interest cash flow anticipated to be received since our current loss expectation assumes that the full principal amount of these securities will not be recovered.  See also “Advance Limitations, Appraisal Reductions and Losses on CMBS” below.

(2)     These CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our Retained CMBS Portfolio.  Such interest shortfalls will continue to accumulate until they are repaid through either excess interest and/or recoveries on the underlying CMBS or a re-characterization of principal cash flows, in which case they may be realized as a loss of principal on the Retained CMBS Portfolio.  Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of June 30, 2004.  The weighted average pay rate as of June 30, 2004 reflects cash received as of quarter end.  This weighted average pay rate will likely change on a periodic basis due to the volatility of interest cash flows, certain reasons of which are described herein.

(3)     The unrated/issuer’s equity CMBS from CBO-1 and CBO-2 currently do not have a stated coupon rate since these securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority.  As a result, effective coupon rates on these securities are highly sensitive to the monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-1 and CBO-2.

(4)     In connection with CBO-2, $62.6 million (currently A+ rated) and $60.0 million (currently BBB+ rated) face amount of investment grade CMBS were sold with call options and $345 million (currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, we initially retained $90.6 million (currently BBB+ rated) and $115.2 million (currently BBB rated) face amount of CMBS, both with call options, with the intention to sell these CMBS at a later date. Such sale occurred in March 1999.  Since we retained call options on certain sold CMBS

(currently rated A+, BBB+ and BBB bonds), we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 125, and thus these CMBS are accounted for as a financing and are reflected as CMBS on the consolidated balance sheet.  See Note 6 for a discussion of the non-recourse debt issued in connection with this securitization transaction.

(5)     On June 30 2004, we issued a senior interest with a face amount of $260.0 million in our $319.0 million BB+ rated CMBS and retained an option to repurchase the senior interest certificate, after five years, at a fixed spread over applicable swap rates.  Since we retained a repurchase option, we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 140, and thus these CMBS and the associated non-recourse debt are reflected on the consolidated balance sheet.  For presentation purposes, approximately 81.5% of the BB+ rated CMBS asset-related information is reflected in “CMBS Pledged to Secure Non-Recourse Debt” and the remaining 18.5% of the BB+ rated asset-related information is reflected in “Retained CMBS Portfolio – CMBS Pledged to Secure Recourse Debt”.   See Note 6 for a discussion of the non-recourse debt issued in connection with this securitization transaction.

(6)     Amortized cost reflects approximately $1.6 million of impairment charges related to our CMBS, which was recognized during the six months ended June 30, 2004.  These impairment charges are in addition to the cumulative impairment charges of approximately $263.1 million that were recognized through December 31, 2003.

(7)     See Note 8 to our notes to consolidated financial statements for information regarding certain tax information related to our CMBS.

(8)     As of June 30, 2004, the aggregate fair values of the CBO-1, CBO-2, Nomura and MSC 1997-WF1 bonds were approximately $15.2 million, $851.0 million, $5.2 million and $1.5 million, respectively.

(9)     As a result of the estimated loss of principal on these CMBS, the fair values and discount rates of these CMBS are based on a loss adjusted yield to maturity.

(10)   Although the principal balance of the D rated bond in CBO-2 is expected to be outstanding for approximately 24 years, it is not anticipated that any principal will be collected.

Mortgage Loan Pool

We have $14.3 billion and $15.3 billion of seasoned commercial mortgage loans underlying our CMBS portfolio as of June 30, 2004 and December 31, 2003, respectively.   As of June 30, 2004, the commercial mortgage loans are secured by properties of the types and in the geographic locations identified below:

Property Type	6/30/04 Percentage(1)	Geographic Location (2)	6/30/04 Percentage(1)

Retail	31%	California	16%
Multifamily	26%	Texas	12%
Hotel	15%	Florida	8%
Office	15%	Pennsylvania	6%
Other (3)	13%	New York	5%
Total	100%	Other(4)	53%
		Total	100%

(1)     Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)     No significant concentration by region.

(3)     Our ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes CMBS in which our exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the Subordinated Healthcare/Senior-Housing CMBS).  These other CMBS are not owned by us and are subordinate to our CMBS in this transaction.  As a result, our investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the Subordinated Healthcare/Senior-Housing CMBS.  We currently estimate that the interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans will exceed the Subordinated Healthcare/Senior Housing CMBS. The principal balance of the Subordinated Healthcare/Senior Housing CMBS as of June 30, 2004 is approximately $3.4 million.  As of June 2004, the aggregate principal balance of healthcare and senior housing mortgage loans, underlying the Subordinated Healthcare/Senior Housing CMBS, that are specially serviced by another special servicer, and therefore not in our special servicing loan balance, is approximately $75 million.

(4)     No other individual state makes up more than 5% of the total.

Specially Serviced Mortgage Loans

Our servicing subsidiary, CRIIMI MAE Services Limited Partnership, (CMSLP) performs special servicing on the loans underlying our CMBS portfolio.  A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans.  When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures.  As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer.  The actions undertaken by CMSLP with respect to each loan are governed by the servicing standard and the pooling and servicing agreement (PSA) for each pool.  Because CRIIMI MAE owns the first loss, unrated or lowest rated bond of virtually all of the CMBS transactions underlying our CMBS, CRIIMI MAE retains certain additional rights with respect to each specially serviced loan which rights are also set forth in the applicable PSA.

As of June 30, 2004 and December 31, 2003, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

	6/30/04	12/31/03
Specially serviced loans due to monetary default (1)	$867.2 million	$963.8 million
Specially serviced loans due to covenant default/other	67.4 million	58.2 million
Total specially serviced loans	$934.6 million	$1,022.0 million
Percentage of total mortgage loans	6.5%	6.7%

(1)     Includes $167.5 million and $163.8 million, respectively, of real estate owned by the underlying securitization trusts.  See the table below regarding property type concentrations for further information on real estate owned by underlying trusts.  See also below for a detailed discussion of the loans related to the Shilo Inns.

(2)     As of July 31, 2004, total specially serviced loans were approximately $829 million, or 5.9% of the underlying mortgage loans.

The specially serviced mortgage loans as of June 30, 2004 were secured by properties of the types and located in the states identified below:

Property Type	$ (in millions)		Percentage	Geographic Location	$ (in millions)	Percentage

Hotel	$485.4	(1)	52%	Florida	$137.1	15%
Retail	228.0	(2)	24%	Texas	98.0	10%
Multifamily	97.1		10%	Oregon	82.8	9%
Healthcare	65.0		7%	Georgia	54.9	6%
Office	32.0		3%	Pennsylvania	52.0	5%
Industrial	24.5		3%	Other	509.8	55%
Other	2.6		1%	Total	$934.6	100%
Total	$934.6		100%

(1)   Approximately $89.7 million of these loans in special servicing are real estate owned by the underlying securitization trusts.  Full service hotels represent 47% of the total hotel loans in special servicing, and limited service hotels represent 53% of the total hotel loans in special servicing.  See below for a discussion of certain hotel loans related to the Shilo Inns.

(2)   Approximately $32.5 million of these loans in special servicing are real estate owned by the underlying securitization trusts.

The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2003 to March 31, 2004 and from April 1, 2004 to June 30, 2004 (in millions):

	April – June 2004	Jan – March 2004
Specially Serviced Loans, beginning of period	$1,018.8	$1,022.0
Transfers in due to monetary default	18.0	103.5
Transfers in due to covenant default and other	20.7	8.9
Transfers out of special servicing	(141.5)	(109.6)
Other (2)	20.5	—
Loan amortization (1)	(1.9)	(6.0)
Specially Serviced Loans, end of period	$934.6	$1,018.8

(1)   Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by master servicers.

(2)   Represents the adjustment of the underlying trusts for the aggregate amount of the Shilo Inns’ advance notes created as a result of the amendment of each trust’s respective PSA.

As of March 31, 2004, the most significant borrowing relationship in our specially serviced mortgage loan portfolio, Shilo Inns, consisted of 26 loans totaling approximately $164 million spread across three CMBS transactions.  During the second quarter 2004, the borrower negotiated the sale of one property which produced sufficient proceeds to pay off the subject property indebtedness (inclusive of the existing note and advance note) of approximately $20.7 million and pay off certain indebtedness on two additional properties totaling $4.9 million.  As a result, the total exposure in one of the CMBS pools was directly reduced by approximately $28.1 million, thereby reducing total exposure across all three CMBS pools from $164 million as of March 31, 2004 to approximately $136 million at June 30, 2004.  The loans were secured by hotel properties in the western and Pacific northwestern states.

The borrower initially filed for bankruptcy protection in February 2002 and indicated that the properties had experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks.  We entered into a consensual settlement agreement dated February 25, 2003 pursuant to which the loan terms were amended and modified.  This agreement was subsequently approved and confirmed by the bankruptcy court on March 28, 2003.  The comprehensive loan modifications were executed by the borrower and CMSLP as special servicer, on March 29, 2004.  On April 9, 2004, the related PSAs were amended to clarify the method by which master servicers can recoup their outstanding liquidity and property protection advances. The PSA amendments were executed by each of CMSLP as special servicer, the depositors, master servicers and trustees for the three CMBS transactions to allow the master servicers to use general pool principal collections to reimburse such outstanding advances on modified loans.  The loans are expected to be returned to the master servicers as “corrected” following a bankruptcy court hearing related to the lenders’ application for legal and other professional fees and expenses.  This hearing, originally scheduled for June 2004, is now scheduled for August 2004.  There can be no assurance that the borrower will continue making the loan payments required under the loan modifications. Distributions on our Retained CMBS Portfolio, and the related fair value of the Retained CMBS Portfolio, will continue to be dependent on the borrower’s continued performance under the terms of the modified loans.

Advance Limitations, Appraisal Reductions and Losses on CMBS

We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions.  An appraisal reduction event can result in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan.  As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement.  In general, the master servicer can advance up to a maximum of the difference between 90% of the property’s appraised value and the sum of accumulated principal and interest advances and expenses.  As an example, assuming a weighted average coupon of 6% on a first loss subordinated CMBS, a $1 million appraisal reduction would reduce our net cash flows by up to $60,000 on an annual basis, assuming that the total exposure was equal to or greater than 90% of the appraised value immediately prior to receipt of the new appraisal (appraisal reduction).    The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss on our Retained CMBS Portfolio than the calculated appraisal reduction amount.  Total appraisal reductions as of June 30, 2004 for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as estimated by us were approximately $41.9 million, $170.2 million and $12.0 million for CBO-1, CBO-2 and Nomura, respectively, for a total of $224.1 million.

Certain CMBS from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives.  The following table summarizes the actual realized losses on our CMBS through June 30, 2004 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future real estate losses underlying our CMBS, including real estate losses which may be realized outside of our CMBS ownership (in thousands):

	CBO-1	CBO-2	Nomura	Total
Year 1999 through 2002 actual realized losses	$16,038	$34,597	$801	$51,436
Year 2003 actual realized losses	11,796	57,913	1,920	71,629
Actual realized losses, January 1 through June 30, 2004	32,378	30,159	7,519	70,056
Cumulative actual realized losses through June 30, 2004	$60,212	$122,669	$10,240	$193,121

Cumulative expected realized loss estimates (including cumulative actual realized losses) through the year 2004	$79,760	$204,388	$18,639	$302,787
Expected loss estimates for the year 2005	24,097	134,258	12,043	170,398
Expected loss estimates for the year 2006	4,655	21,841	3,810	30,306
Expected loss estimates for the year 2007	14,039	14,354	3,721	32,114
Expected loss estimates for the year 2008	2,176	7,737	3,521	13,434
Expected loss estimates for the remaining life of CMBS	6,427	35,977	8,542	50,946
Cumulative expected loss estimates (including cumulative actual realized losses) through life of CMBS	$131,154	$418,555	$50,276	$599,985

During the three and six months ended June 30, 2004, we determined that there had been an adverse change in expected future cash flows for two of our CMBS.  As a result, we determined that these CMBS had been impaired under EITF 99-20.  As the fair value of these impaired CMBS was approximately $1.1 million and $518,000 below the amortized cost basis as of June 30, 2004 and as of March 31, 2004, respectively, we recorded other than temporary impairment charges through the consolidated income statement.

Yield to Maturity

The following table summarizes yield-to-maturity information relating to our CMBS:

Pool	Anticipated Yield-to- Maturity as of 1/1/04 (1)	Current Anticipated Yield-to- Maturity as of 7/1/04 (1)

CMBS Pledged to Secure Non-Recourse Debt	9.1%	10.2	%(2)

Retained CMBS Portfolio	13.6%	14.5%

Weighted Average	11.9%	11.8%

(1)   Represents the anticipated weighted average yield over the expected life of the CMBS based on our estimate of the timing and amount of future credit losses and other significant items that are anticipated to affect future cash flows.

(2)   Effective July 1, 2004, CMBS Pledged to Secure Non-Recourse Debt includes approximately 81.5% of our BB+ rated CMBS, as described in footnote 5 to the CMBS table.

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

Sensitivity of Fair Value to Changes in Credit Losses

For purposes of this disclosure, we used a market convention for simulating the impact of increased credit losses on CMBS.  Generally, the industry uses a combination of an assumed percentage of loan defaults (referred to in the industry as a Constant Default Rate or “CDR”), a lag period and an assumed loss severity.  For purposes of this disclosure, we assumed the following loss scenarios, each of which was assumed to begin immediately following June 30, 2004: (i) 3.0% per annum of the commercial mortgage loans were assumed to default and 30% of the then outstanding principal amount of the defaulted commercial mortgage loans were assumed to be lost (referred to in the industry as a 3.0% CDR and 30% loss severity, and referred to herein as the “3%/30% CDR Loss Scenario”), and (ii) 3.0% per annum of each commercial mortgage was assumed to default and 40% of the then outstanding principal amount of each commercial mortgage loan was assumed to be lost (referred to in the industry as a 3.0% CDR and 40% loss severity, and referred to herein as the “3%/40% CDR Loss Scenario”).  The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our total CMBS portfolio by approximately $61.4 million (or 7.0%) and $131.0 million (or 15.0%), respectively.  The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our Retained CMBS Portfolio (BB+ through unrated/issuer’s equity) by approximately $55.3 million (or 17.5%) and $120.0 million (or 38.1%), respectively.

The aggregate amount of credit losses assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario and the actual realized losses through June 30, 2004 totaled approximately $743 million and $885 million, respectively.  These amounts are in comparison to the aggregate amount of anticipated credit losses estimated by us as of June 30, 2004 of approximately $600 million used to calculate GAAP income yields.  It should be noted that the amount and timing of the anticipated credit losses assumed by us related to the GAAP income yields are not directly comparable to those assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario.

Sensitivity of Fair Value to Changes in the Discount Rate

The required rate of return used to determine the fair value of our CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium.  These variables are combined to determine a total rate that, when used to discount the CMBS’s assumed stream of future cash flows, results in a net present value of such cash flows.  The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market’s perception of the issuers and the credit fundamentals of the commercial real estate underlying each pool of commercial mortgage loans.  For purposes of this disclosure, we assumed that the discount rate used to determine the fair value of our CMBS increased by 100 basis points and 200 basis points.  The increase in the discount rate by 100 and 200 basis points, respectively, would result in a corresponding decline in the value of our total CMBS portfolio by approximately $45.9 million (or 5.3%) and $88.5 million (or 10.2%), respectively, and our Retained CMBS Portfolio by approximately $16.9 million (or 5.3%) and $32.4 million (or 10.3%), respectively.

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

Sensitivity of Fair Value to Extension Risk

For purposes of this disclosure, we assumed that the maturity date of each commercial mortgage loan underlying the CMBS was extended for a period of 12 months and 24 months beyond the contractual maturity date specified in each mortgage loan.  The delay in the timing and receipt of such cash flows for an extended period of time consisting of 12 months and 24 months, respectively, would result in a corresponding decline in the value of our total CMBS portfolio by approximately $9.8 million (or 1.0%) and $19.1 million (or 1.9%), respectively, and our Retained CMBS Portfolio by approximately $4.7 million (or 1.0%) and $9.7 million (or 2.1%), respectively.

Impact of Prepayment Risk on Fair Value

Our CMBS are purchased at a discount to their face amount due to their subordinated claim to principal and interest cash flows and priority of allocation of realized losses.  As a result of the discounted purchase price, the return of principal sooner than anticipated from prepayments, and/or in amounts greater than initially assumed when determining the discounted purchase price, would result in an increase in the value of our Retained CMBS Portfolio.  Such appreciation in value would result from the higher subordination level of the CMBS transaction relative to comparable CMBS and the potential for an upgrade in the ratings category of the security.  Since the effects of prepayments would enhance the value of our CMBS, other than if high-coupon mortgage loans underlying our Retained CMBS Portfolio are prepaid thus reducing the excess interest available to our CMBS, the effects of increased prepayments were excluded from the sensitivity analysis above.

5.             INSURED MORTGAGE SECURITIES

We own the following insured mortgage securities through wholly owned subsidiaries (dollars in thousands):

	As of June 30, 2004
	Number of Mortgage Securities	Fair Value	Amortized Cost	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Term
CRIIMI Financing Co., Inc. (1) (2)	18	$60,973	$61,171	7.91%	23 years

	As of December 31, 2003
	Number of Mortgage Securities	Fair Value	Amortized Cost	Weighted Average Effective Interest Rate (3)	Weighted Average Remaining Term
CRIIMI MAE Financial Corporation (1)	14	$55,511	$55,232	8.23%	24 years
CRIIMI MAE Financial Corporation II (1)	14	66,866	67,059	7.19%	21 years
CRIIMI MAE Asset Acquisition Corp. (1)	11	25,121	25,051	7.70%	24 years
	39	$147,498	$147,342	7.67%	23 years	(2)

(1)               As discussed in Note 6, we repaid the remaining non-recourse debt secured by a pledge of insured mortgage securities and transferred the assets that collateralized that debt to CRIIMI MAE Asset Acquisition Corp. in the first and second quarters of 2004.  The assets were subsequently transferred to CRIIMI Financing Co., Inc. and are now pledged to secure amounts borrowed under the Deutsche Bank $95 million secured borrowing facility.

(2)               As of June 30, 2004, 100% of our insured mortgage securities were GNMA mortgage-backed securities.

(3)               Weighted averages were computed using total face amount of the mortgage securities.  It is likely that some of the underlying mortgage loans will prepay.  Weighted average lives are one year or less based on our prepayment assumptions.

6.             DEBT

The following table summarizes our debt outstanding as of June 30, 2004 (including the impact of our June 30, 2004 refinancing transaction) and December 31, 2003 (in thousands):

	As of June 30, 2004
	Ending Balance		Weighted Average Effective Rate at Quarter End (1)	December 31, 2003 Ending Balance

Recourse to CRIIMI MAE:
Secured by pledge of CMBS	$42,415	(2)	3.0%	$296,250
Senior subordinated secured note	31,266		16.2%	31,267
Secured by pledge of insured mortgage securities	—		—	22,526
Total recourse debt	73,681		8.6%	350,043

Non-Recourse to CRIIMI MAE:
Secured by pledge of CMBS (3)	524,442		8.8%	288,979
Secured by pledge of insured mortgage securities (4)	52,742		1.6%	119,238
Secured by REO asset (5)	7,426		11.8%	7,332
Total non-recourse debt	584,610		8.2%	415,549
TOTAL DEBT	$658,291		8.3%	$765,592

(1)   The weighted average effective interest rate includes the amortization of deferred financing costs and amortization of the discount, if applicable.

(2)   CRIIMI MAE Inc. has guaranteed 10%, or up to $4.2 million, of the outstanding debt.

(3)   As of June 30, 2004 and December 31, 2003, the face amount of the debt was $585.2 million and $328.4 million, respectively, with unamortized discount of $60.8 million and $39.5 million, respectively.  The fair value of the collateral securing such debt as of June 30, 2004 and December 31, 2003 was $556 million and $325 million, respectively.

(4)   As of June 30, 2004 and December 31, 2003, the fair value of the collateral securing such debt was $61.0 million and $147.5 million, respectively.

(5)   As of June 30, 2004 and December 31, 2003, the unpaid principal balance of our non-recourse debt secured by REO asset was $8.6 million, and the unamortized discount was $1.2 million and $1.3 million, respectively.  See discussion below regarding the status of this debt.

RECOURSE DEBT

Secured by Pledge of CMBS

Deutsche Bank $95 Million Secured Borrowing Facility

Deutsche Bank provided a $95 million secured borrowing facility to one of our subsidiaries, in the form of a repurchase transaction, on June 30, 2004.  We used $42 million of this facility towards the repayment of our Bear Stearns Debt.  The $42 million advance, which is secured by the retained junior interest in our BB+ rated CMBS and our BB rated CMBS ($110 million aggregate fair value as of June 30, 2004), bears interest at a per annum rate equal to one month LIBOR plus 1.25%, payable monthly.  The resulting loan to-value ratio was approximately 38% as of June 30, 2004.  Recourse is limited to 10% of the outstanding borrowing amount, or $4.2 million, as of June 30, 2004.  In June 2004, we paid Deutsche Bank $315,000, or 0.75% of the $42 million as a structuring fee.  See “Non-Recourse Debt Secured by Pledge of Insured Mortgage Securities - Deutsche Bank $95 million Secured Borrowing Facility” for a description of the remaining $53 million borrowed under this facility.

The Deutsche Bank debt matures in June 2007.  We may extend the Deutsche Bank facility for one additional year if we are not in default and pay an extension fee of 0.15% of the outstanding balance of the advance secured by our CMBS.  If we extend the term of our Deutsche Bank facility, we will be required to retire 25% of the outstanding balance each quarter during the remaining year of the term.  The facility does not revolve.

The Deutsche Bank debt is subject to a number of terms, conditions and restrictions including, without limitation, scheduled interest payments and restrictions and requirements with respect to the collection and application of funds.  If the outstanding loan amount under the Deutsche Bank debt related to our retained junior interest in our BB+ rated CMBS and our BB rated CMBS exceeds 90% and 85%, respectively, of the aggregate market value of such collateral securing the Deutsche Bank debt, as determined by Deutsche Bank in its sole good faith discretion, then Deutsche Bank can require us to transfer cash, cash equivalents or securities so that the outstanding loan amount will be less than or equal to 80% and 75%, respectively, of the aggregate market value of such collateral (including any additional collateral provided).  Failure to meet any margin call could result in an event of default which would enable Deutsche Bank to exercise various rights and remedies including acceleration of the maturity date of the Deutsche Bank debt and the sale of the collateral.

Bear Stearns $200 Million Secured Borrowing Facility

We have a $200 million secured borrowing facility, in the form of a repurchase transaction, with Bear Stearns.  This facility may be used for the acquisition of CMBS and for financing certain other transactions involving securities.  The securities to be transferred to Bear Stearns in each transaction under this facility will be subject to the approval of Bear Stearns in its sole discretion.  The maturity date of each transaction will be determined at the time the transaction is closed and, in each case will be on or before August 14, 2005.  If the market value of the collateral declines we may be required to pay down the debt or post additional collateral.  The financing available for subordinated CMBS purchased under this facility ranges from 80% to 15% of the market value of the CMBS.  The applicable percentage depends primarily upon the ratings category of the CMBS and, to a lesser extent, upon the number of issuer trusts from which we have purchased CMBS.   As to each CMBS transaction, accrued and unpaid interest will be payable monthly at an annual rate ranging from one-month LIBOR plus 0.8% to one-month LIBOR plus 2% and all unpaid principal and accrued and unpaid interest will be payable at maturity.  The liquidity requirement associated with this facility terminated upon the repayment in full of the Bear Stearns Debt in June 2004.  We have guaranteed the obligations of our subsidiary, CRIIMI MAE Asset Acquisition Corp., under this facility.   As of June 30, 2004, the outstanding balance under this facility is $415,000, which bears interest at a rate of one-month LIBOR plus 1.5%.  The debt is collateralized by $2.5 million face amount ($1.5 million fair value as of June 30, 2004) of a B- rated CMBS that was purchased in April 2004.

Bear Stearns Debt

A unit of Bear Stearns provided us with $300 million in secured financing, in the form of a repurchase transaction under the January 2003 recapitalization.  The Bear Stearns Debt was repaid in full on June 30, 2004, bore interest at a per annum rate equal to one-month LIBOR plus 3%, that was payable monthly, and required quarterly principal payments of $1.25 million through January 2004 and $1.875 million per quarter effective January 23, 2004.

Interest Rate Swap Agreement and Netting Agreement

During 2003, two of our subsidiaries (the primary obligors of the Bear Stearns Debt) entered into an interest rate swap agreement more fully described under Note 7.  In connection with the repayment of the Bear Stearns Debt, we liquidated $200 million notional amount of our interest rate swaps and applied approximately $15 million received upon such liquidation toward the outstanding principal balance of the Bear Stearns Debt.

Senior Subordinated Secured Note

BREF Debt

In connection with the January 2003 recapitalization, Brascan Real Estate Finance Fund I L.P. (BREF Fund) purchased $30 million face amount of our newly issued subordinated debt.  The BREF debt matures on January 13, 2006 and bears interest at an annual rate of 15%.  The interest on the BREF debt is payable semi-annually and there are no principal payments until maturity.  We have the right to defer two-thirds of the interest on the BREF debt during its term.  On the June 15, 2003 payment date, we deferred two-thirds of the interest or approximately $1.3 million, due on that date.  This deferred interest was capitalized and treated as additional principal due upon maturity.  On the December 15, 2003 and June 15, 2004 payment dates, we paid all non-capitalized interest current.  The BREF debt is secured by first liens on the equity interests of two of our subsidiaries.  Although these liens effectively provide BREF Fund with an indirect lien on substantially all of our Retained CMBS Portfolio and all of our insured mortgage securities that are held by four of our other lower-tier subsidiaries, Deutsche Bank has first direct liens on our retained junior interest in our BB+ rated CMBS, our BB rated CMBS and insured mortgage securities held by one of these lower tier subsidiaries.  Pursuant to the Investment Agreement with BREF Investments, we are also obligated to pay BREF Investments a quarterly maintenance fee of $434,000 through January 2006.

NON-RECOURSE DEBT

Secured by Pledge of CMBS

Repurchasable Senior Interest Issuance

On June 30, 2004, we issued a senior interest  with a face amount of $260 million in our $319 million BB+ rated CBO-2 bonds to Deutsche Bank Securities Inc.  The issuance of the $260 million senior interest certificate was priced to yield approximately 8.5% and netted proceeds of approximately $237 million, which was used towards repayment of the remaining balance of the Bear Stearns Debt.  We have the right, after five years, to repurchase the senior interest certificate at the then applicable interest rate swap rate plus 1.65%.

Securitized Bond Obligations

During 1998 and 1999, we issued non-recourse debt in connection with the issuance of CBO-2.  The outstanding face amount and amortized cost of this debt was $325 million and $287 million, respectively, as of June 30, 2004.

Secured by Pledge of Insured Mortgage Securities

Deutsche Bank $95 Million Secured Borrowing Facility

As previously discussed, Deutsche Bank provided a $95 million secured borrowing facility to one of our subsidiaries, in the form of a repurchase transaction, on June 30, 2004.  In addition to the $42 million advance described above as recourse debt, we borrowed an additional $53 million of this facility on June 30, 2004 towards the repayment of amounts owing on our Bear Stearns $200 million secured borrowing facility.  The $53 million non-recourse borrowing, which is secured by insured mortgage securities, bears interest at a per annum rate equal to one month LIBOR plus 0.10%, payable monthly.  See previous discussion of Deutsche Bank debt secured by CMBS for a summary of certain other terms and conditions related to this facility.

Secured by REO Asset

Through a limited partnership (the borrower), for which another limited partnership that we control serves as the managing general partner, we own a shopping center in Orlando, Florida which we account for as real estate owned.  The asset is subject to $8.6 million face amount of non-recourse, first mortgage debt for which the borrower is the obligor.  The debt is reflected as non-recourse debt secured by real estate owned (REO) asset in our consolidated balance sheets.   The coupon rate on this debt is 7.34% and the effective interest rate is 11.8% as a result of the discount amortization.  The discount is being amortized to interest expense through maturity in 2008.

Previously, our strategy had been to hold the asset, attempt to lease it up at market rates and dispose of it in 2008.  In March 2004, we undertook a re-evaluation of its business strategy with respect to the asset and concluded, based on a review of current market conditions, the real estate was impaired.  We wrote down the value of the asset to estimated fair value and recorded a resulting impairment charge of approximately $2.6 million during the first quarter of 2004.

Net (Loss) Gain on Extinguishment of Debt

During the three and six months ended June 30, 2004, we recognized $4.5 million and $5.2 million, respectively, of loss on extinguishment of debt due to the write-off of unamortized discount and deferred financing costs related to the extinguishment of the Bear Stearns Debt and certain non-recourse debt, and termination fees related to the Bear Stearns Debt.

During the three and six months ended June 30, 2003, we reversed approximately $7.8 million of accrued extension fees related to the secured debt incurred upon our emergence from Chapter 11 in April 2001 (Exit Debt) since the debt was repaid and the extension fees were no longer payable. This reversal is reflected as a gain on extinguishment of debt in our consolidated statement of income.  This reversal was partially offset by approximately $403,000 of breakage fee paid to the lender of the Exit Variable-Rate Secured Borrowing and legal fees of approximately $47,000, resulting in a net gain on extinguishment of debt of approximately $7.3 million.

7.             DERIVATIVE FINANCIAL INSTRUMENTS

In 2003, we entered into a total of three interest rate swaps to hedge the variability of the future interest payments on the then anticipated CDO attributable to future changes in interest rates.   Under these swaps, we agreed to pay Bear Stearns a weighted average fixed interest rate of 4.15% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount of $100 million.  These swaps were effective on October 15, 2003.  On November 15, 2003 we began making monthly payments to Bear Stearns equal to the difference between the weighted average swap rate of 4.15% per annum and the current one-month LIBOR rate on the notional amount of $100 million.  The interest rate swaps were originally designated to hedge future fixed-rate interest payments on the then anticipated CDO.  Through December 31, 2003, these swaps were treated as cash flow hedges for GAAP.  During the first quarter of 2004, we started exploring other refinancing alternatives.  As a result, effective January 1, 2004, we began reflecting changes in the fair value of the swaps through earnings.  Additionally, during the first quarter of 2004, we reclassified $4.7 million in Accumulated Other Comprehensive Income to earnings as hedge ineffectiveness based on our reassessment of the probability of the CDO as originally specified and contemplated at the inception of the interest rate swaps.  Ineffectiveness and fair-value adjustments are included in net gains on derivatives in the accompanying consolidated income statement.

On April 1, 2004, we entered into an additional interest rate swap in which we agreed to pay Bear Stearns a fixed interest rate of 4.21% per annum in exchange for floating payments based on one-month LIBOR on a notional amount of $100 million.   The monthly interest payments commenced on May 15, 2004.  The swap was not designated as a hedging instrument, and as a result, changes in fair value, as well as the impact of any cash payments made or received, were recognized in current period earnings as net gain on derivatives.

We recognized approximately $14.3 million and $14.6 million of net gains on derivatives during the three and six months ended June 30, 2004, respectively.  In connection with our refinancing transaction, we liquidated our swaps in June 2004 which generated $15.2 million in proceeds.

We also maintain an interest rate cap indexed to one-month LIBOR to partially limit the adverse effects of potential rising interest rates on our variable-rate debt.  The interest rate cap provides protection to the extent interest rates, based on a readily determinable interest rate index, increase above the stated interest rate cap, in which case, we would receive payments based on the difference between the index and the cap.    Our interest rate cap has a notional amount of $50 million, a maturity date of November 4, 2004, and caps one-month LIBOR at 2.25%.  We designated this interest rate cap, in accordance with SFAS No. 133, to hedge the variable rate debt.

We are exposed to credit loss in the event of non-performance by the counterparty to the interest rate cap should interest rates exceed the cap rate, however, we do not anticipate non-performance by the counterparty.  The counterparty has a long-term debt ratings of A or above by Standard and Poor’s and A1 or above by Moody’s.  Although the cap is not exchange-traded, there are a number of financial institutions which enter into this type of transaction as part of their day-to-day activities.

8.             DIFFERENCES BETWEEN FINANCIAL STATEMENT NET INCOME AND TAXABLE INCOME (LOSS)

The differences between GAAP net income and taxable income (loss) are generally attributable to differing treatment of unrealized/realized gains and losses associated with certain assets; the bases, income, impairment, and/or credit loss recognition related to certain assets, primarily our CMBS, and amortization of various costs.  The distinction between GAAP net income and taxable income (loss) is important to our shareholders because dividends or distributions, if any, are declared and paid on the basis of taxable income or loss.  CRIIMI MAE Inc. does not pay Federal income taxes as long as we satisfy the requirements for exemption from taxation pursuant to the REIT requirements of the Internal Revenue Code.  We calculate our taxable income or loss as if we were a regular domestic corporation.  This taxable income or loss level determines the amount of dividends, if any, we are required to distribute over time in order to eliminate our tax liability pursuant to REIT requirements.

A summary of our year-to-date estimated taxable income to common shareholders and the remaining NOL carry forward as of June 30, 2004 is as follows (in millions):

Taxable income to common shareholders for the six months ended June 30, 2004 prior to NOL carry forward	$8.5
LESS: Utilization of NOL carry forward	(8.5)
Taxable income to common shareholders for the six months ended June 30, 2004	$—

Accumulated NOL through December 31, 2003	$(307.8)
NOL utilization during the six months ended June 30, 2004	8.5
NOL carried forward for use in future periods	$(299.3)

The NOL carry forward of $299.3 million at June 30, 2004 can be carried forward to offset future taxable income until it is fully utilized.  As discussed above, taxable income will generally differ from GAAP net income during a given period, and such differences are likely to be material.

The taxable income to common shareholders for the six months ended June 30, 2004 included, among other things, realized credit losses on CMBS of approximately $24.8 million and excluded net gains on derivatives of $14.6 million and impairment charges of $4.8 million.

The adjusted tax basis of the underlying CMBS was approximately $1.2 billion as of June 30, 2004.  For GAAP purposes, the amortized cost basis of our CMBS was approximately $759.8 million as of June 30, 2004.

9.             WARRANTS TO PURCHASE COMMON STOCK

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

10.          PREFERRED STOCK

As of December 31, 2003, 75,000,000 shares of preferred stock were authorized.  As of December 31, 2003, 3,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock), 1,610,000 shares were designated as Series F Redeemable Cumulative Dividend Preferred Stock (Series F Preferred Stock), 3,760,000 shares were designated as Series G Redeemable Cumulative Dividend Preferred Stock (Series G Preferred Stock) and 45,000 shares were designated as Series H Junior Preferred Stock.

During the second quarter of 2004, we redeemed all of our issued and outstanding shares of Series F Preferred Stock and Series G Preferred Stock and duly reclassified those shares as authorized but unissued shares of the Company’s preferred stock.

Series B Cumulative Convertible Preferred Stock

On March 23, 2004, we sold 585,000 shares of our Series B Preferred Stock for $25.42 per share, resulting in aggregate gross proceeds of $14.9 million. As of June 30, 2004 and December 31, 2003, there were 2,178,982 and 1,593,982 shares of Series B Preferred Stock issued and outstanding, respectively.  The Series B Preferred Stock provides for a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $3.00, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 0.4797 times one plus a conversion premium of 3%, subject to further adjustment upon the occurrence of certain events.  As of June 30, 2004, each share of Series B Preferred Stock was convertible into 0.4797 shares of common stock.  On April 1, 2004, we declared a dividend payment of $0.68 per share of Series B Preferred Stock to shareholders of record on June 17, 2004 for the period of April 1, 2004 through June 30, 2004.  The aggregate dividends of $1,481,708 were paid on June 30, 2004.

On August 3, 2004, we declared cash dividends of $0.68 per share of Series B payable on September 30, 2004 to shareholders of record on September 17, 2004.

Series F Redeemable Cumulative Dividend Preferred Stock

On April 28, 2004, we redeemed all 586,354 outstanding shares of the Series F Preferred Stock at the stated redemption price of $10.00 per share in cash.  The total redemption price was approximately $5.9 million.

Series G Redeemable Cumulative Dividend Preferred Stock

On April 28, 2004, we redeemed all 1,244,656 outstanding shares of the Series G Preferred Stock at the stated redemption price of $10.00 per share in cash.  The total redemption price was approximately $12.4 million.

Series H Junior Preferred Stock

As of June 30, 2004 and December 31, 2003, there were no issued and outstanding shares of Series H Preferred Stock.

11.          EARNINGS PER SHARE

The following tables reconcile basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003.

	For the three months ended June 30, 2004				For the three months ended June 30, 2003
	Income	Weighted Average Shares Outstanding		Per Share Amount	Income	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share:
Income (loss) to common shareholders	$18,083,340	15,412,242		$1.17	$(3,580,779)	15,176,070	$(0.24)
Dilutive effect of securities:
Stock options	—	246,178		—	—	—	—
Unvested restricted stock	—	26,195		—	—	—	—
Diluted earnings per share:
Income (loss) to common shareholders	$18,083,340	15,684,615	(1)	$1.15	$(3,580,779)	15,176,070	$(0.24)

	For the six months ended June 30, 2004				For the six months ended June 30, 2003
	Income	Weighted Average Shares Outstanding		Per Share Amount	Income	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share:
Income to common shareholders	$20,554,323	15,399,074		$1.33	$681,762	15,068,051	$0.05
Dilutive effect of securities:
Stock options	—	253,667		—	—	339,058	—
Unvested restricted stock	—	26,295		—	—	—	—
Diluted earnings per share:
Income to common shareholders	$20,554,323	15,679,036	(1)	$1.31	$681,762	15,407,109	$0.04

(1)   Common stock warrants and preferred stock were anti-dilutive for all periods presented and therefore, excluded from weighted average shares outstanding used to compute dilutive earnings per share.

12.          TRANSACTIONS WITH RELATED PARTIES

The following is a summary of the related party transactions which occurred during the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Amounts paid or accrued to BREF and affiliates (1)
Compensation for services of CEO (2)(3)	$125,000	$184,438	$250,000	$289,406
Interest expense on BREF senior subordinated note	1,172,500	1,120,417	2,345,000	2,095,417
BREF maintenance fee	434,000	424,356	868,000	795,667
Expense reimbursements to affiliates of BREF Fund and employees of these affiliates (3)	9,605	10,660	14,355	18,112
Origination fee	—	—	—	200,000
Reimbursement of recapitalization expenses	—	—	—	1,000,000
Total	$1,741,105	$1,739,871	$3,477,355	$4,398,602

Amounts received or accrued from the AIM Limited Partnerships (4)
Income(5)	$26,962	$106,710	$56,375	$222,690
Return of capital(6)	426,491	720,860	1,382,419	954,402
Liquidation proceeds (7)	—	—	1,814,668	—
Total	$453,453	$827,570	$3,253,462	$1,177,092

Amounts received or accrued from AIM Acquisition Limited Partnership (5)	$11,400	$42,423	$29,294	$90,881

Expense reimbursements from AIM Limited Partnerships (6)	$35,313	$69,623	$85,168	$111,107

(1)   As discussed in Note 9, we issued seven-year warrants to BREF Fund to purchase up to 336,835 shares of our common stock at $11.50 per share in connection with the January 2003 recapitalization.  There are also other existing and potential relationships, transactions and agreements with BREF Fund and/or certain of its affiliates (including BREF Investments) relating to the composition of our Board of Directors, additional subordinated debt financing, non-competition and other matters.

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

(5)   Included in other income from investments on the accompanying consolidated statements of income.

(6)   Included as a reduction of equity investments included in receivables and other assets on the accompanying consolidated balance sheets.

(7)   We received approximately $1.8 million of liquidation proceeds related to our general partner interests in the three liquidated AIM Limited Partnerships.

13.          SEGMENT REPORTING

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

The following tables detail the financial performance of these operating segments for the three and six months ended June 30, 2004 and 2003 (in thousands).

	As of and for the three months ended June 30, 2004
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
Interest income	$24,906	$—	$—	$24,906
Interest expense	(11,811)	—	—	(11,811)
Net interest margin	13,095	—	—	13,095

Fee/Other income	221	3,012	—	3,233
General and administrative expenses	(2,460)	—	(150)	(2,610)
Deferred compensation expense	(144)	—	—	(144)
Depreciation and amortization	(101)	—	—	(101)
Servicing general and administrative expenses	—	(1,993)	150	(1,843)
Servicing amortization, depreciation and impairment	—	(244)	—	(244)
BREF maintenance fee	(434)	—	—	(434)
Net (losses) gains on mortgage security dispositions	(29)	—	—	(29)
Net (loss) gain on extinguishment of debt	(4,494)	—	—	(4,494)
Impairment of real estate owned	—	—	—	—
Impairment of CMBS	(1,119)	—	—	(1,119)
Net gains on derivatives	14,255	—	—	14,255
Recapitalization expenses	—	—	—	—
	5,695	775	—	6,470
Net income	$18,790	$775	$—	$19,565

Total assets	$987,820	$10,846	$—	$998,666

	As of and for the three months ended June 30, 2003
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated

Interest income	$26,389	$—	$—	$26,389
Interest expense	(15,704)	—	—	(15,704)
Net interest margin	10,684	—	—	10,684

Fee/Other income	346	2,765	—	3,111
General and administrative expenses	(2,580)	—	(276)	(2,856)
Deferred compensation expense	(3)	—	—	(3)
Depreciation and amortization	(146)	—	—	(146)
Servicing general and administrative expenses	—	(2,514)	276	(2,238)
Servicing amortization, depreciation and impairment	—	(554)	—	(554)
Income tax (expense) benefit	—	14	—	14
BREF maintenance fee	(424)	—	—	(424)
Net (losses) gains on mortgage security dispositions	38	—	—	38
Impairment of CMBS	(8,948)	—	—	(8,948)
Recapitalization expenses	(532)	—	—	(532)
	(12,249)	(289)	—	(12,538)
Net loss	$(1,565)	$(289)	$—	$(1,854)

Total assets	$1,153,753	$12,011	$—	$1,165,764

	As of and for the six months ended June 30, 2004
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
Interest income	$49,215	$—	$—	$49,215
Interest expense	(25,199)	—	—	(25,199)
Net interest margin	24,016	—	—	24,016

Fee/Other income	963	6,020		6,983
General and administrative expenses	(4,992)	—	(329)	(5,321)
Deferred compensation expense	(289)	—	—	(289)
Depreciation and amortization	(217)	—	—	(217)
Servicing general and administrative expenses	—	(4,097)	329	(3,768)
Servicing amortization, depreciation and impairment	—	(472)	—	(472)
Income tax (expense) benefit	(3)	—	—	(3)
BREF maintenance fee	(868)	—	—	(868)
Net (losses) gains on mortgage security dispositions	(655)	—	—	(655)
Net (loss) gain on extinguishment of debt	(5,201)	—	—	(5,201)
Impairment of real estate owned	(2,609)	—	—	(2,609)
Impairment of CMBS	(1,637)	—	—	(1,637)
Impairment of mezzanine loan	(527)	—	—	(527)
Net gains on derivatives	14,573	—	—	14,573
Recapitalization expenses	(243)	—	—	(243)
	(1,705)	1,451	—	(254)
Net income	$22,311	$1,451	$—	$23,762

Total assets	$987,820	$10,846	$—	$998,666

	As of and for the six months ended June 30, 2003
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated

Interest income	$53,113	$—	$—	$53,113
Interest expense	(37,962)	—	3	(37,959)
Net interest margin	15,151	—	3	15,154

Fee/Other income	817	4,892	(3)	5,706
General and administrative expenses	(5,374)	—	(415)	(5,789)
Deferred compensation expense	(19)	—	—	(19)
Depreciation and amortization	(319)	—	—	(319)
Servicing general and administrative expenses	—	(4,883)	415	(4,468)
Servicing amortization, depreciation and impairment	—	(888)	—	(888)
Income tax benefit	—	186	—	186
BREF maintenance fee	(796)	—	—	(796)
Net gains on mortgage security dispositions	227	—	—	227
Gain on extinguishment of debt	7,337	—	—	7,337
Impairment of CMBS	(8,948)	—	—	(8,948)
Recapitalization expenses	(3,149)	—	—	(3,149)
	(10,224)	(693)	(3)	(10,920)
Net income (loss)	$4,927	$(693)	$—	$4,234

Total assets	$1,153,753	$12,011	$—	$1,165,764

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

Introduction

Our existing business consists of:

•      investments in our core assets, which are CMBS backed by pools of commercial mortgage loans on multifamily, retail, hotel, and other commercial real estate;

•      investments in non-core assets, including investments in government-insured mortgage backed securities and a limited number of other assets; and

•      trading in CMBS, residential mortgage-backed securities, agency debt securities and other fixed income securities.

•      We also perform mortgage servicing through our servicing subsidiary, CRIIMI MAE Services Limited Partnership (CMSLP).  CMSLP performs special servicing on the commercial mortgage loans underlying our CMBS.

Currently, our primary source of revenue and cash relates to our Retained CMBS Portfolio, which represents all CMBS except for those which have been pledged to secure non-recourse debt (as set forth in “Financial Condition - Summary of CMBS”).  We receive cash from our Retained CMBS Portfolio in connection with payments made on the underlying commercial mortgage loans.  The net interest margin related to our CMBS is impacted by, among other things, the credit performance of the mortgage loans underlying our CMBS and the interest expense on our debt.

On June 30, 2004, we completed a comprehensive refinancing transaction that included the payoff of a substantial portion of our recourse debt through the issuance of a senior interest in our BB+ rated CMBS, as more fully described below.  This refinancing effectively completed the restructuring of our balance sheet, resulted in additional match-funding of our core assets through the issuance of non-recourse debt, and provides us with the ability to begin implementation of our new business strategy.

Our focus for the balance of 2004 and beyond will include the “manufacturing” of subordinated CMBS investments rather than pursuing secondary-market acquisition opportunities as we have in the past.  By “manufacturing” we mean directly originating, or purchasing at origination, commercial mortgage loans, and financing these loans via the periodic issuance of investment-grade rated CMBS.  This strategy would continue our historical focus on higher-yielding tranches of CMBS, but would allow us to better control the risk inherent in such investments by involving the Company in the transactions at inception (i.e. at the time the loans are originated).

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

Liquidity and Cash Flow

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments and lending activities and for other general business purposes.  Currently, our primary source of funds for liquidity consists of cash flows from our Retained CMBS Portfolio and, to a lesser extent, cash flows from our non-core assets.

Our ability to begin our loan origination program, as well as make other mortgage related investments, depends on, among other things, our internally generated cash flows, available liquidity, and our ability to access additional capital.  As discussed below, we have obtained a commitment for a $500 million non-recourse warehouse facility which will be used in connection with our new loan origination program.  Factors which could affect our ability to access additional capital include among other things, the amount of our debt, the cost and availability of such capital at terms that will be acceptable to us, the availability of investment products at attractive rates of return, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, the effects of terrorism, general economic conditions, perceptions in the capital markets of our business, results of our operations, and our financial leverage, financial condition, and business prospects.  There can be no assurance that we will be able to successfully launch our loan origination program and/or resume mortgage related investments.

On June 30, 2004, we paid off a substantial portion of our recourse debt outstanding using proceeds from the issuance of a non-recourse, repurchaseable senior interest in our BB+ rated CMBS, proceeds from the liquidation of our interest rate swaps, and amounts drawn on a new, secured borrowing facility.  A summary of this transaction is as follows:

•      We issued a senior interest with a face amount of $260 million, or 81.5%, in our $319 million BB+ rated CMBS, and generated net proceeds of approximately $237 million.  The certificate is treated as non-recourse debt, has an effective interest rate of approximately 8.5%, and a coupon rate of 7%.  We have retained the right to repurchase this senior interest certificate after five years.  See “Capital Resources - Non-Recourse Debt” and “Financial Condition -Summary of CMBS” and Note 6 to the consolidated financial statements for additional information.

•      We liquidated our $200 million aggregate interest rate swap position and generated proceeds of approximately $15.2 million.  See “Results of Operations – Net Gains on Derivatives” for additional information.

•      We borrowed $95 million under a new, longer-term secured financing facility.  The $95 million facility has a three-year term, with an option to extend the term for one year, and is comprised of two borrowing amounts.  See “Capital Resources – Recourse Debt” and “Capital Resources — Non-Recourse Debt” and Note 6 to the consolidated financial statements for additional information.

•      Additionally, we obtained a commitment for a $500 million non-recourse warehouse facility which will be used to finance the origination of new commercial mortgage loans and will bear interest at a rate of one-month LIBOR plus 75 basis points.  We expect to close on this warehouse facility during the third quarter of 2004.

A summary of the significant sources and uses of cash related to the June 30, 2004 refinancing transaction is included in the table that follows.

Summary of Significant Sources and Uses of Cash:

The following table is a summary of CRIIMI MAE’s significant sources and uses of cash during the three and six months ended June 30, 2004 and June 30, 2003 (in millions):

	For the three months ended				For the six months ended
	June 30, 2004		June 30, 2003		June 30, 2004	June 30, 2003
Sources and Uses of Cash related to June 30, 2004 Refinancing Transaction:

Cash from issuance of senior interest in BB+ CMBS	$237.1		$—		$237.1	$—
Cash from liquidation of swap position	15.2		—		15.2	—
Cash from Deutsche Bank $95 million borrowing facility	94.7		—		94.7	—

Cash used to retire Bear Stearns Debt	(293.1)		—		(293.1)	—
Cash used to pay down Bear Stearns $200 million borrowing facility	(52.7)		—		(52.7)	—
Other cash items, net, related to transaction	(1.2)		—		(1.2)	—

Sources and Uses of Cash related to Equity/Other Transactions:

Cash used to redeem Series F and G Preferred Stock	(18.3)		—		(18.3)	—
Cash from issuance of Series B Preferred Stock	—		—		14.9	—
Cash received/used to exercise clean-up calls related to non-recourse debt	3.1		—		—	—
Cash used to purchase CMBS	(1.2)		—		(1.2)	—

Sources and Uses of Cash related to Other Activities (1):

Cash received from Retained CMBS Portfolio (8)	15.3	(2)	14.5		24.8 (3)	31.2
Cash from non-core assets (4)	2.7		1.2		6.5	2.9

Cash used to service debt, excluding match-funded debt:
Principal payments (8)	(1.9)		(1.3)		(3.7)	(3.6)
Interest payments (8)	(6.4	)(5)	(4.1)		(9.8)	(14.1	)(5)
Cash used to make interest rate swap payments (8)	(1.3)		—		(2.1)	—
Cash used to pay preferred dividends	(1.5)		(6.9	)(7)	(3.2)	(8.6)
General and administrative expenses (6)	(2.6)		(2.9)		(5.3)	(5.8)
BREF maintenance fee (6)	(0.4)		(0.4)		(0.8)	(0.8)

(1)   CMSLP’s cash is not used to service our debt or pay dividends and is therefore excluded from this summary table.  CMSLP retains its cash to fund its operations.

(2)          Includes $1.5 million, normally received in early July, representing our final interest receipt on that portion of the BB+ rated  CMBS issued as a repurchaseable senior interest on June 30, 2004.

(3)   The decrease in cash received from our Retained CMBS Portfolio is primarily due to the reimbursement of approximately $3.3 million of excess advances relating to the Shilo Inns loans, and due to increased realized losses and other shortfalls during the period.

(4)   Includes cash received from our interests in the AIM Limited Partnerships, insured mortgage securities and mezzanine loans.  The six months ended June 30, 2004 includes proceeds from the liquidation of three AIM Limited Partnerships.

(5)   The three months ended June 30, 2004 includes the semi-annual interest payment of $2.3 million paid on the senior subordinated secured note and $0.8 million paid as part of the June 30 closing, that normally would have been paid on July 5, 2004.  The six months ended June 30, 2003 includes approximately $3.1 million of additional interest paid during the 45 day redemption notice period on the Series A Senior Secured Notes and the Series B Senior Secured Notes.

(6)   The general and administrative expenses and BREF maintenance fee are the amounts as reflected in our consolidated income statement.

(7)   This payment paid all outstanding dividends to preferred shareholders.

(8)   The June 30 refinancing transaction is expected to increase our future cash flows in the aggregate net amount of approximately $6.5 million per year as follows:  Cash received from our Retained CMBS Portfolio will be reduced by approximately $4.5 million per quarter due to the issuance of the 81.5% senior interest in our BB+ rated CMBS; principal and interest payments which aggregated approximately $5.0 million during the quarter ended June 30, 2004, excluding the $0.8 million described above, will no longer be made on the retired Bear Stearns Debt; and interest rate swap payments which aggregated $1.3 million for the period April 1, 2004 through June 15, 2004 will no longer be made on the liquidated swaps which had an aggregate notional amount of $200 million.  We will make interest payments on $42 million of the $95 million borrowing amount which bears interest at a rate of LIBOR plus 125 basis points.

A summary of our statement of cash flows for the six months ended June 30, 2004 as compared to June 30, 2003 is as follows:

Net cash provided by operating activities decreased by approximately $1.9 million to $16.4 million during the six months ended June 30, 2004 from $18.3 million during the six months ended June 30, 2003.  The decrease was primarily attributable to a decrease in cash received from our Retained CMBS Portfolio in 2004 due to the factors discussed above.

Net cash provided by investing activities increased by approximately $43.0 million to $106.3 million during the six months ended June 30, 2004 from $63.3 million during the six months ended June 30, 2003.  The increase was primarily attributable to:

•      $13.1 million net proceeds from the liquidation of our swap positions in 2004;

•      $38.3 million increase in proceeds from mortgage security prepayments and the sale of $17.7 million of our FHA loans during 2004;

•      $4.4 million decrease in proceeds resulting from the difference between cash (paid) received in excess of income recognized on our Retained CMBS Portfolio, due primarily to the reimbursement of excess advancing related to the Shilo Inns loans in 2004; and

•      $3.3 million of proceeds from the sale of investment-grade CMBS by CMSLP in 2003.

Net cash used in financing activities increased by approximately $20.5 million to $118.8 million during the six months ended June 30, 2004 from $98.2 million during the six months ended June 30, 2003.  The increase is primarily attributable to:

•      $36.5 million increase in principal payments on recourse and non-recourse debt;

•      $12.7 million decrease in proceeds from the issuance of common stock;

•      $3.7 million net use of cash from the issuance of the additional Series B Preferred Stock and the redemption of the Series F and G Preferred Stock in 2004;

•      $27.7 million net increase in proceeds received from the issuance of additional recourse and non-recourse debt less the related debt issuance costs in 2004; and

•      $5.5 million reduction in the payment of dividends to preferred shareholders.

Capital Resources

As a result of our June 30, 2004 refinancing transaction, our consolidated indebtedness was approximately $658.3 million as of quarter-end.  Recourse debt was $73.7 million, or 11% of total indebtedness and non-recourse debt was $584.6 million, or 89% of total indebtedness as of June 30, 2004, as discussed below.

Recourse Debt

Certain information regarding our recourse debt at June 30, 2004 is as follows (in thousands):

	Carrying Amount (1)	Stated Interest Rate	Stated Maturity Date

Secured by pledge of CMBS (2)	$42,000	LIBOR + 1.25%	June 2007	(3)
Secured by pledge of CMBS	415	LIBOR + 1.5%	August 2005
Senior subordinated secured note	31,267	15%	January 2006
Total recourse debt	$73,681

(1)   Carrying amount approximates face amount.

(2)   Recourse is limited to 10% of this outstanding debt, or $4.2 million, as of June 30, 2004.

(3)   The terms of the debt permit us to extend the term for one twelve-month period.  If we extend, we will be required to retire 25% of the then outstanding debt balance each quarter over the remaining year of the term.

Substantially all of our recourse debt secured by pledge of CMBS is collateralized by the retained junior interest in our BB+ rated CMBS and by our BB rated CMBS.  The senior subordinated secured note is collateralized by an indirect second lien on our Retained CMBS Portfolio and is not prepayable.

See Note 6 to the consolidated financial statements for a more detailed discussion of our recourse debt.

Non-Recourse Debt

Certain information regarding our non-recourse debt at June 30, 2004 is as follows (in thousands):

	Carrying Amount	Face Amount	Stated Interest Rate	Stated Maturity Date

Secured by pledge of CMBS	$524,442	$585,203	7.0%	2028 and 2033
Secured by pledge of insured mortgage securities	52,742	52,742	LIBOR + 0.10%	June 2007	(1)
Secured by REO asset	7,426	8,587	7.34%	May 2008
Total non-recourse debt	$584,610	$646,532

(1)     The terms of the debt permit us to extend the term for one twelve-month period.  If we extend, we will be required to retire 25% of the then outstanding debt balance each quarter over the remaining year of the term.

Our non-recourse debt totals $584.6 million as of June 30, 2004, $524.4 million of which is secured by either our investment grade CMBS or the senior interest in our BB+ rated CMBS, and $52.7 million of which is secured by our insured mortgage securities.  Principal payments on these obligations are required to the extent of principal payments received on the underlying CMBS and insured mortgage securities.  The remaining $7.4 million of non-recourse debt is secured by our REO asset.

See Note 6 to the consolidated financial statements for a more detailed discussion of our non-recourse debt.

Derivative Financial Instruments

The following is a summary of our derivative financial instruments as of June 30, 2004 (in thousands):

	Notional Amount	Estimated Fair Value	LIBOR Cap Rate	Maturity Date

Interest rate cap (1)	$50,000	—	2.25%	November 4, 2004

(1)     We currently maintain an interest rate cap indexed to one-month LIBOR to partially limit the adverse effects of potential rising interest rates on certain of our recourse debt.  The interest rate cap provides protection to the extent LIBOR increases above the stated interest rate cap, in which case we would receive payments based on the difference between LIBOR and the cap.

As discussed in “Results of Operations – Net Gains on Derivatives,” we had undesignated interest rate swaps aggregating a notional amount of $200 million during 2004.  Under these interest rate swaps, we agreed to pay Bear Stearns a weighted average fixed rate of 4.18% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount.  These swaps were liquidated on June 16, 2004 in connection with our refinancing transaction.

Business Segments

Management currently assesses our performance and allocates resources principally on the basis of two lines of business:  portfolio investment and mortgage servicing.

Results of Operations

Three and six months ended June 30, 2004 compared to three and six months ended June 30, 2003

Net income to common shareholders increased by approximately $21.7 million to $18.1 million, or $1.15 per diluted share, during the three months ended June 30, 2004 as compared to a net loss of $3.6 million, or $(0.24) per diluted share, during the three months ended June 30, 2003.

Net income to common shareholders increased by approximately $19.9 million to $20.6 million, or $1.31 per diluted share, during the six months ended June 30, 2004 from $682,000, or $0.04 per diluted share, during the six months ended June 30, 2003.

Results for the three and six months ended June 30, 2004, which are discussed in further detail below, also include:

•      approximately $14.3 million and $14.6 million, respectively, of net gains on derivatives;

•      $4.5 million and $5.2 million, respectively, of net loss on extinguishment of debt;

•      approximately $3.1 million of impairment of non-core assets (six months ended June 30, 2004); and

•      approximately $1.1 million and $1.6 million, respectively, of impairment of CMBS.

Results for the three and six months ended June 30, 2003, which are discussed in further detail below, also include:

•      approximately $8.9 million of impairment of CMBS;

•      approximately $7.3 million of net gain on extinguishment of debt (six months ended June 30, 2003);

•      approximately $0.5 million and $3.1 million, respectively, of recapitalization expenses;

•      approximately $3.1 million of additional interest expense during the 45 day redemption notice period for the Series A and Series B Senior Secured Notes (six months ended June 30, 2003); and

•      approximately $1.0 million of higher interest expense during the first 23 days of 2003 under the Exit Debt as compared to the remainder of the period with respect to the Bear Stearns and BREF Debt.

Net Interest Margin

Net interest margin increased by approximately $2.4 million to $13.1 million during the three months ended June 30, 2004 compared to $10.7 million for the same period in 2003, primarily due to the reduced cost of borrowing resulting from the refinancings of our insured mortgage portfolio, along with a reduction in amortization expense.

Net interest margin increased by approximately $8.8 million to $24.0 million during the six months ended June 30, 2004 compared to $15.2 million for the same period in 2003, primarily due to the reduced cost of borrowing resulting from the refinancings of our insured mortgage portfolio, along with a reduction in amortization expense.  Additionally, the net interest margin for 2003 was impacted by approximately $3.1 million of additional interest expense during the redemption notice period in 2003 as discussed below.

Interest Income - CMBS

Interest income from CMBS pledged to secure recourse debt and CMBS pledged to secure non-recourse debt did not change significantly during the three and six months ended June 30, 2004 as compared to the same periods in 2003.

Interest Income - Insured Mortgage Securities

Interest income from insured mortgage securities decreased significantly during the three and six months ended June 30, 2004 as compared to the same periods in 2003 primarily due to significant prepayments of the mortgages underlying our insured mortgage securities, and to a lesser extent, the sale of approximately $17.7 million of FHA loans in the second quarter of 2004.

Interest Expense

Interest Expense Related to Recourse Debt

Interest expense related to recourse debt did not significantly change during the three months ended June 30, 2004 compared to the same period in 2003.

Interest expense related to recourse debt of approximately $9.7 million for the six months ended June 30, 2004 was approximately $4.7 million lower than interest expense of approximately $14.4 million for the same period in 2003.  The net decrease is primarily attributable to the additional interest expense we paid in early 2003 in connection with the redemption of our outstanding Series A and Series B Senior Secured Notes on March 10, 2003 which required deposit of the redemption amount 45 days prior to the actual redemption of the notes.  The 45 day notice period resulted in approximately $3.1 million of additional interest expense during the period January 23, 2003 through March 10, 2003 since the senior subordinated secured note and the Bear Stearns Debt and the Series A and B secured notes were outstanding at the same time.

The overall weighted average effective interest rate on the recourse debt was 5.4% for the three and six months ended June 30, 2004, respectively, compared to 5.9% and 7.4% weighted average effective interest rate for the three and six months ended June 30, 2003, respectively.

Interest Expense Related to Non-Recourse Debt

Interest expense related to non-recourse debt of approximately $7.0 million for the three months ended June 30, 2004 was approximately $3.6 million lower than interest expense of approximately $10.5 million for the same period in 2003.  Interest expense of approximately $15.5 million for the six months ended June 30, 2004 was approximately $7.4 million lower than interest expense of approximately $22.9 million for the same period in 2003.  The net decreases are primarily attributable to the prepayments of mortgages underlying the insured mortgage securities, as discussed previously, and the repayment of the related debt.

The overall weighted average effective interest rate on the non-recourse debt was 8.7% and 9.0% for the three and six months ended June 30, 2004, respectively, compared to 8.4% and 9.0% weighted average effective interest rate for the three and six months ended June 30, 2003, respectively.

General and Administrative Expenses

General and administrative expenses declined by approximately $247,000 and $467,000, respectively, during the three and six months ended June 30, 2004 as compared to the same periods in 2003 primarily due to fewer employees and reduced compensation expense in 2004 as compared to 2003.

Mortgage Servicing

The following is a summary of the consolidated results of operations of CMSLP (in thousands):

	Three months ended June 30,		Six months ended June 30,
Description	2004	2003	2004	2003

Servicing revenue	$3,013	$2,765	$6,020	$4,890
Servicing general and administrative expenses	(1,843)	(2,237)	(3,768)	(4,468)
Servicing amortization, depreciation and impairment	(244)	(555)	(472)	(888)
Net income (loss) from CMSLP	$926	$(27)	$1,780	$(466)

The net income from CMSLP of approximately $926,000 for the three months ended June 30, 2004 compares to a net loss of approximately $(27,000) for the three months ended June 30, 2003.  This net increase is primarily the result of increased principal recovery, late, and other fees and default and other interest earned in connection with our specially serviced assets.  General and administrative expenses were $1.8 million during the three months ended June 30, 2004 compared to $2.2 million during the three months ended June 30, 2003 primarily due to fewer employees and reduced compensation levels, in 2004.

The net income from CMSLP of approximately $1.8 million for the six months ended June 30, 2004 compares to a net loss of approximately $(466,000) for the six months ended June 30, 2003.  This net increase is primarily the result of increased principal recovery and late fees and default and other interest on specially serviced loans.  General and administrative expenses were $3.8 million during the six months ended June 30, 2004 compared to $4.5 million during the six months ended June 30, 2003 primarily due to fewer employees and to some extent, reduced compensation levels, in 2004.

BREF Maintenance Fee

Pursuant to the Investment Agreement with Brascan Real Estate Financial Investments LLC (BREF Investments), we are obligated to pay BREF Investments a quarterly maintenance fee of $434,000 through January 2006.  The expense is slightly higher during the six months ended June 30, 2004 as compared to the same reporting period in 2003 because in 2003, the expense did not begin to accrue until the date of the recapitalization on January 13, 2003.

Net (Loss) Gain on Extinguishment of Debt

During the three and six months ended June 30, 2004, we recognized $4.5 million and $5.2 million, respectively, of loss on extinguishment of debt due to the write-off of unamortized discount and deferred financing costs related to the extinguishment of the Bear Stearns Debt and the non-recourse debt related to our insured mortgage portfolio.  The loss on extinguishment of the Bear Stearns Debt included termination fees.

During the three and six months ended June 30, 2003, we reversed approximately $7.8 million of accrued extension fees related to the secured debt incurred upon our emergence from Chapter 11 in April 2001 (Exit Debt) since the debt was repaid and the extension fees were no longer payable. This reversal is reflected as a gain on extinguishment of debt in our consolidated statement of income.  This reversal was partially offset by approximately $403,000 of breakage fee paid to the lender of the Exit Variable-Rate Secured Borrowing and legal fees of approximately $47,000, resulting in a net gain on extinguishment of debt of approximately $7.3 million.

Impairment of Real Estate Owned

Through a limited partnership (the borrower), for which another limited partnership that we control serves as the managing general partner, we own a shopping center in Orlando, Florida, which we account for as real estate owned.  The asset is subject to $8.6 million face amount of non-recourse, first mortgage debt for which the borrower is the obligor.  The debt is reflected as non-recourse debt secured by the real estate owned (REO) asset in our consolidated balance sheet.  The coupon rate of this debt is 7.34% and the effective interest rate is 11.8% as a result of the discount amortization.  The discount is being amortized to interest expense through maturity in 2008.

Previously, our strategy had been to hold the asset, attempt to lease it up at market rates and dispose of it in 2008.  In March 2004, we undertook a re-evaluation of our business strategy with respect to the asset and concluded, based on a review of current market conditions, the real estate was impaired.  We wrote down the value of the asset to estimated fair value and recorded a resulting impairment charge of approximately $2.6 million during the first quarter of 2004.

The borrower defaulted on the loan by electing not to make its April 2004 debt payment.  Subsequently, the lender filed a Verified Motion for Appointment of Receiver or, Alternatively, Sequestration of Rents and a Verified Foreclosure Complaint on June 8, 2004.  An Agreed Order Granting Motion for Appointment of Receiver and Turnover of Rents was entered on June 28, 2004. The foreclosure action is pending in the Circuit Court of the Sixth Judicial Circuit in Orange County, Florida. The loan is non-recourse, subject to certain conditions that could trigger recourse liability to the borrower and a guaranty obligation on our part. We are not aware of any facts that would trigger our guaranty obligation or recourse liability on the part of the borrower under the terms of the loan.

Impairment of CMBS

We recognized $1.1 million and $1.6 million of impairment on two of our CMBS during the three and six months ended June 30, 2004, respectively.  Since we determined that there had been an adverse change in expected future cash flows on these CMBS, we believed these CMBS had been impaired under Emerging Issues Task Force (EITF) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”.  As the fair value of the impaired CMBS was approximately $1.1 million and $518,000 below the amortized cost basis as of June 30, 2004 and March 31, 2004, respectively, we recorded other than temporary impairment charges through the consolidated income statement of the same amounts.  The impairment charges reduced our basis in the impaired CMBS.

Impairment of Mezzanine Loan

In early 2004, we received notification of an imminent default of one of our mezzanine loans.  In July 2004, the borrower defaulted on such loan.  The market in which the underlying property is located has deteriorated resulting in increased vacancy and declining rental rates.  Based on our review of current information, we do not believe that we will be able to collect amounts due under the contractual terms of the loan agreement.  As a result, during the first quarter of 2004, we recognized $527,000 of impairment on the mezzanine loan, which represents our entire loan receivable relating to this mezzanine loan.

Net Gains on Derivatives

In 2003, we entered into a total of three interest rate swaps to hedge the variability of the future interest payments on the then anticipated CDO attributable to future changes in interest rates.  Under these swaps, we agreed to pay Bear Stearns a weighted average fixed interest rate of 4.15% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount of $100 million.  These swaps were effective on October 15, 2003.  On November 15, 2003 we began making monthly payments to Bear Stearns equal to the difference between the weighted average swap rate of 4.15% per annum and the current one-month LIBOR rate on the notional amount of $100 million.  The interest rate swaps were originally designated to hedge future fixed-rate interest payments on the then anticipated CDO.  Through December 31, 2003, these swaps were treated as cash flow hedges for GAAP.  During the first quarter of 2004, we started exploring other refinancing alternatives.  As a result, effective January 1, 2004, we began reflecting changes in the fair value of the swaps through earnings.  Additionally, during the first quarter of 2004, we reclassified $4.7 million in Accumulated Other Comprehensive Income to earnings as hedge ineffectiveness based on our reassessment of the probability of the CDO as originally specified and contemplated at the inception of the interest rate swaps.  Ineffectiveness and fair-value adjustments are included in net gains on derivatives in the accompanying consolidated income statement.

On April 1, 2004, we entered into an additional interest rate swap in which we agreed to pay Bear Stearns a fixed interest rate of 4.21% per annum in exchange for floating payments based on one-month LIBOR on a notional amount of $100 million.  The monthly interest payments commenced on May 15, 2004.  This swap was not designated as a hedging instrument, and as a result, changes in fair value, as well as the impact of any cash payments made or received, were recognized in current period earnings as net gains on derivatives.

We recognized approximately $14.3 million and $14.6 million of net gains on derivatives during the three and six months ended June 30, 2004, respectively.  In connection with our refinancing transaction, we liquidated our swaps in June 2004 which generated $15.2 million in proceeds.

Recapitalization Expenses

We consolidated our office space in connection with our January 2003 recapitalization and, as a result, we recorded approximately $580,000 of expense for vacant office space during the last three quarters of 2003.  During the three months ended March 31, 2004, we increased our accrual by approximately $243,000 to $822,000 due to continued weakness in the local office sublease market.  The accrual for the vacant space represents the fair value of contractual lease payments through the end of the lease term (2007), a tenant improvement allowance and a broker commission, all net of estimated sublease revenue in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

In connection with the January 2003 recapitalization, we amended the employment contracts of our former Chairman, William B. Dockser, and former President, H. William Willoughby, to provide for their termination on January 23, 2003.  During the six months ended June 30, 2003, we recognized approximately $2.6 million of expenses related to severance and related benefit payments and accelerated vesting of certain outstanding stock options held by Messrs. Dockser and Willoughby.  These expenses are reflected as recapitalization expenses in our Consolidated Statement of Income.

REIT Status and Other Tax Matters

REIT Status.  We have elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code.  We are required to meet income, asset, ownership and distribution tests to maintain our REIT status.  Although there can be no assurance, we believe that we have satisfied the REIT requirements for all years through, and including 2003.  There can also be no assurance that we will maintain our REIT status for 2004 or subsequent years.  If we fail to maintain our REIT status for any taxable year, we will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years.  Depending on the amount of any such federal and state income tax, we may have insufficient funds to pay any such tax and also may be unable to comply with some or all of our obligations, including the Deutsche Bank and the senior subordinated secured debt.

We and two of our subsidiaries incorporated in 2001 jointly elected to treat such two subsidiaries as taxable REIT subsidiaries (TRS) effective January 1, 2001.  The TRSs allow us to earn non-qualifying REIT income while maintaining our REIT status.  These two subsidiaries hold all of the partnership interests in CMSLP.

Net Operating Loss for Tax Purposes/Trader Election.  For tax purposes we elected in 2000 to be classified as a trader in securities.  We trade in both short and longer duration fixed income securities, including CMBS, residential mortgage-backed securities and agency debt securities (such securities traded and all other securities of the type described constituting the “Trading Assets” to the extent owned by us or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary).  Such Trading Assets are classified as Other MBS on our consolidated balance sheet.

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

There can be no assurance that our position with respect to our election as a trader in securities will not be challenged by the Internal Revenue Service (IRS) and, if challenged, will be defended successfully by us.  As such, there is a risk that the January 2000 Loss will be limited or disallowed, resulting in higher tax basis income and a corresponding increase in REIT distribution requirements.  It is possible that the amount of any under-distribution for a taxable year could be corrected with a “deficiency dividend” as defined in Section 860 of the Internal Revenue Code, however, interest may also be due to the IRS on the amount of this under-distribution.

If we are required to make taxable income distributions to our shareholders to satisfy required REIT distributions, all or a substantial portion of these distributions, if any, may be in the form of non-cash dividends.  There can be no assurance that such non-cash dividends would satisfy the REIT distribution requirements and, as such, we could lose our REIT status and therefore could fail to satisfy some or all of our contractual obligations.

Our future use of NOLs for tax purposes could be substantially limited in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code.  As a result of these limitations in the event of an ownership change, our ability to use our NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards cannot be fully utilized under these limitations within the carryforward periods, the NOL carryforwards would expire unutilized.  Accordingly, after any ownership change, our ability to use our NOLs to reduce or offset taxable income would be substantially limited or not available under Section 382.  In general, a company reaches the “ownership change” threshold if the “5% shareholders” increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points.  The ownership interest is measured in terms of total market value of the company’s capital stock.  If an “ownership change” occurs under Section 382, our prospective use of our accumulated and unused NOL will be limited.

We are not aware of any acquisition of shares of our capital stock that has created an “ownership change” under Section 382.  We have adopted a shareholder rights plan and amended our charter to minimize the chance of an ownership change within the meaning of Section 382, however there can be no assurance that an ownership change will not occur.

A summary of our year-to-date estimated taxable income to common shareholders and the remaining NOL carryforward as of June 30, 2004 is as follows (in millions):

Taxable income to common shareholders for the six months ended June 30, 2004 prior to NOL carry forward	$8.5
LESS: Utilization of NOL carry forward	(8.5)
Taxable income to common shareholders for the six months ended June 30, 2004	$—

Accumulated NOL through December 31, 2003	$(307.8)
NOL utilization during the six months ended June 30, 2004	8.5
NOL carried forward for use in future periods	$(299.3)

The NOL carry forward of $299.3 million at June 30, 2004, can be carried forward to offset future taxable income until it is fully utilized.  As discussed above, taxable income will generally differ from GAAP net income during a given period, and such differences are likely to be material.

The taxable income to common shareholders for the six months ended June 30, 2004, included among other things, realized credit losses on CMBS of approximately $24.8 million and excluded net gains on derivatives of $14.6 million and impairment charges of $4.8 million.

The adjusted tax basis of the underlying CMBS was approximately $1.2 billion as of June 30, 2004.  For GAAP purposes, the amortized cost basis of our CMBS was approximately $759.8 million as of June 30, 2004.

Financial Condition

Summary of Cash Position and Shareholders’ Equity

As of June 30, 2004, our consolidated cash and cash equivalents approximated $25.6 million.  In addition to our cash, we had additional liquidity at June 30, 2004 comprised of $3.3 million in Other MBS.

As of June 30, 2004 and December 31, 2003, shareholders’ equity was approximately $330.9 million or $17.55 per diluted common share and approximately $291.8 million or $14.91 per diluted common share, respectively.  The dilutive book value per common share amounts are based on shareholders’ equity less the liquidation value of our then outstanding preferred stock.  The net increase in total shareholders’ equity was primarily attributable to:

•      issuance of 585,000 shares of additional Series B Preferred Stock which generated net proceeds of $14.6 million;

•      $26.5 million increase in the fair value of CMBS and insured mortgages;

•      $20.6 million net earnings for the six months ended June 30, 2004; and

•      $18.3 million redemption of Series F and Series G Preferred stock;

The June 30, 2004 diluted book value per common share amount is based on shareholders’ equity presented in accordance with GAAP.  This amount includes, among other things, approximately $31.5 million of net assets related to our CMBS rated A+ through BBB and a portion of our BB+ bonds, which we do not actually own, but are required by GAAP to include in our consolidated balance sheet (see “Summary of CMBS” below for a further discussion).  These CMBS not owned but consolidated by us, which aggregate approximately $556.0 million at June 30, 2004, are reflected in our balance sheet at fair value and the related  non-recourse debt secured by such CMBS, which aggregate approximately $524.4 million at June 30, 2004, is reflected in our balance sheet at amortized cost, in accordance with GAAP.

After removing the excess of the carrying amount of the CMBS pledged to secure non-recourse debt over the non-recourse debt secured by such CMBS, our adjusted book value was $15.55 per diluted common share and $12.59 per diluted common share at June 30, 2004 and December 31, 2003, respectively.  We believe adjusted book value per diluted common share provides a more meaningful measure of our book value because we receive no cash flows due to the issuance of these CMBS in securitization transactions.  All cash flows related to the CMBS pledged to secure non-recourse debt are used to service the related non-recourse debt.  This non-GAAP financial measure is reconciled to book value per diluted common share, the most directly comparable GAAP measure, by adjusting shareholders’ equity used to compute book value per dilutive share for the excess of the carrying amount of the CMBS pledged to secure non-recourse debt over non-recourse debt secured by such CMBS, which was $ 31.5 million or $ 2.00 per diluted common share and $ 36.3 million, or $ 2.32 per diluted common share at June 30, 2004 and December 31, 2003, respectively.

Summary of CMBS

As of June 30, 2004, our assets include CMBS with an aggregate face amount of approximately $1.4 billion rated from A+ to unrated.  As previously discussed, certain of the CMBS assets relate to securitization transactions in which we did not surrender control of the assets and thus the assets and the associated non-recourse debt are reflected in the consolidated balance sheet.  Accordingly, the interest income from such assets and interest expense from the associated non-recourse debt are also reflected in the consolidated income statements.  However, cash flows from such assets are all required to service the debt and therefore we currently receive no cash flows from those assets.  Substantially all of our CMBS portfolio represents investments in securities issued in connection with CRIIMI MAE Trust 1 Series 1996-C1 (or CBO-1) and, CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2). The following is a summary of our CMBS as of June 30, 2004 (in millions):

	Fair Value	Amortized Cost	% of Total Fair Value of CMBS

CMBS Pledged to Secure Non-Recourse Debt	$556.0	$475.7	64%
Retained CMBS Portfolio	317.0	284.1	36
Total CMBS Portfolio	$873.0	$759.8	100%

The aggregate investment by the rating of the CMBS is as follows:

Security Rating	Face Amount as of 6/30/04	Weighted Average Pay Rate as of 6/30/04		Loss Adjusted Weighted Average Life as of 6/30/04 (1)	Fair Value as of 6/30/04	Discount Rate or Range of Discount Rates Used to Calculate Fair Value as of 6/30/04		Amortized Cost as of 6/30/04	Amortized Cost as of 12/31/03
	(in millions)				(in millions) (8)			(in millions) (6) (7)	(in millions)

CMBS Pledged To Secure Non-Recourse Debt
A+ (4)	$59.4	7.0%		2 years	$60.8	5.1%		$57.4	$57.0

BBB+ (4)	150.6	7.0%		8 years	148.4	7.3%		134.3	133.6

BBB (4)	115.2	7.0%		9 years	109.1	7.9%		97.1	96.5

BB+ (5)	260.0	7.0%		10 years	237.7	8.4% - 8.5%		186.9	—
Total CMBS Pledged to Secure Non-Recourse Debt	585.2	7.0%		8 years	556.0			475.7	287.1

Retained CMBS Portfolio
CMBS Pledged to Secure Recourse Debt
BB+ (5)	59.0	7.0%		10 years	54.0	8.4 - 8.5%		42.4	227.1

BB	70.9	7.0%		12 years	56.0	10.6%		47.9	47.5

B-	2.5	6.8%		10 years	1.5	14.3%		1.7	—
	132.4				111.5			92.0	274.6

CMBS

BB-	35.5	7.0%		13 years	26.2	11.5%		21.4	21.2

B+	88.6	7.0%		14 years	49.9	15.7%		47.3	46.9

B	177.2	4.9%		19 years	90.6	16.2 - 16.5%		87.0	86.5

B- (2)	12.0	8.0%		19 years	4.3	15.0	% (9)	4.3	5.5

CCC (2)	70.9	0.0%		—	—	—		—	—

D (2)(10)	106.3	0.0%		24 years	18.4	15.0	% (9)	18.0	11.8

Unrated/Issuer’s Equity (2) (3)	203.1	4.0%		0.5 year	16.1	15.0	% (9)	14.1	16.7
	693.6				205.5			192.1	188.6

Total Retained CMBS Portfolio	826.0	4.3	%(2)	11 years	317.0			284.1	463.2

Total CMBS	$1,411.2	5.4%		10 years	$873.0			$759.8	$750.3

(1)     The loss adjusted weighted average life represents the weighted average expected life of the CMBS based on our current estimate of future losses.  As of June 30, 2004, the fair values of the B-, CCC, D and the unrated/issuer’s equity were derived primarily from interest cash flow anticipated to be received since our current loss expectation assumes that the full principal amount of these securities will not be recovered.  See also “Advance Limitations, Appraisal Reductions and Losses on CMBS” below.

(2)     These CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our Retained CMBS Portfolio.  Such interest shortfalls will continue to accumulate until they are repaid through either excess interest and/or recoveries on the underlying CMBS or a re-characterization of principal cash flows, in which case they may be realized as a loss of principal on the Retained CMBS Portfolio.  Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of June 30, 2004.  The weighted average pay rate as of June 30, 2004 reflects cash received as of quarter end.  This weighted average pay rate will likely change on a periodic basis due to the volatility of interest cash flows, certain reasons of which are described herein.

(3)     The unrated/issuer’s equity CMBS from CBO-1 and CBO-2 currently do not have a stated coupon rate since these securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority.  As a result, effective coupon rates on these securities are highly sensitive to the monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-1 and CBO-2.

(4)     In connection with CBO-2, $62.6 million (currently A+ rated) and $60.0 million (currently BBB+ rated) face amount of investment grade CMBS were sold with call options and $345 million (currently A+ rated) face amount were sold without call options. Also in connection with CBO-2, in May 1998, we initially retained $90.6 million (currently BBB+ rated)

and $115.2 million (currently BBB rated) face amount of CMBS, both with call options, with the intention to sell these CMBS at a later date. Such sale occurred in March 1999.  Since we retained call options on certain sold CMBS (currently rated A+, BBB+ and BBB bonds), we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 125, and thus these CMBS are accounted for as a financing and are reflected as CMBS on the consolidated balance sheet.  See Note 6 for a discussion of the non-recourse debt issued in connection with this securitization transaction.

(5)     On June 30, 2004, we issued a senior interest with a face amount of $260.0 million in our $319.0 million BB+ rated CMBS and retained an option to repurchase the senior interest certificate, after five years, at a fixed spread over applicable swap rates.  Since we retained a repurchase option, we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 140, and thus these CMBS and the associated non-recourse debt are reflected on the consolidated balance sheet.  For presentation purposes, approximately 81.5% of the BB+ rated CMBS asset-related information is reflected in “CMBS Pledged to Secure Non-Recourse Debt” and the remaining 18.5% of the BB+ rated asset-related information is reflected in “Retained CMBS Portfolio — CMBS Pledged to Secure Recourse Debt”.   See Note 6 for a discussion of the non-recourse debt issued in connection with this securitization transaction.

(6)     Amortized cost reflects approximately $1.6 million of impairment charges related to our CMBS, which was recognized during the six months ended June 30, 2004.  These impairment charges are in addition to the cumulative impairment charges of approximately $263.1 million that were recognized through December 31, 2003.

(7)     See Note 8 to our notes to consolidated financial statements for information regarding certain tax information related to our CMBS.

(8)     As of June 30, 2004, the aggregate fair values of the CBO-1, CBO-2, Nomura and MSC 1997-WF1 bonds were approximately $15.2 million, $851.1 million, $5.2 million and $1.5 million, respectively.

(9)     As a result of the estimated loss of principal on these CMBS, the fair values and discount rates of these CMBS are based on a loss adjusted yield to maturity.

(10)   Although the principal balance of the D rated bond in CBO-2 is expected to be outstanding for approximately 24 years, it is not anticipated that any principal will be collected.

Mortgage Loan Pool

We have $14.3 billion and $15.3 billion of seasoned commercial mortgage loans underlying our CMBS portfolio as of June 30, 2004 and December 31, 2003, respectively.  As of June 30, 2004, the commercial mortgage loans are secured by properties of the types and in the geographic locations identified below:

Property Type	6/30/04 Percentage(1)	Geographic Location (2)	6/30/04 Percentage(1)

Retail	31%	California	16%
Multifamily	26%	Texas	12%
Hotel	15%	Florida	8%
Office	15%	Pennsylvania	6%
Other (3)	13%	New York	5%
Total	100%	Other(4)	53%
		Total	100%

(1)   Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)   No significant concentration by region.

(3)   Our ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes CMBS in which our exposure to losses arising from certain healthcare and senior housing mortgage loans is limited by other subordinated CMBS (referred to herein as the Subordinated Healthcare/Senior-Housing CMBS).  These other CMBS are not owned by us and are subordinate to our CMBS in this transaction.  As a result, our investment in such underlying CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the Subordinated Healthcare/Senior-Housing CMBS.  We currently estimate that the interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans will exceed the Subordinated Healthcare/Senior Housing CMBS. The principal balance of the Subordinated Healthcare/Senior Housing CMBS as of June 30, 2004 is approximately $3.4 million.  As of June 2004, the aggregate principal balance of healthcare and senior housing mortgage loans, underlying the Subordinated Healthcare/Senior Housing CMBS, that are specially serviced by another special servicer, and therefore not in our special servicing loan balance, is approximately $75 million.

(4)   No other individual state makes up more than 5% of the total.

Specially Serviced Mortgage Loans

CMSLP performs special servicing on the loans underlying our CMBS portfolio.  A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans.  When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures.  As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer.  The actions undertaken by CMSLP with respect to each loan are governed by the servicing standard and the pooling and servicing (PSA) agreement for each pool.  Because CRIIMI MAE owns the first loss, unrated or lowest rated bond of virtually all of the CMBS transactions underlying our CMBS, CRIIMI MAE retains certain additional rights with respect to each specially serviced loan which rights are also set forth in the applicable PSA.

As of June 30, 2004 and December 31, 2003, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

	6/30/04	12/31/03
Specially serviced loans due to monetary default (1)	$867.2 million	$963.8 million
Specially serviced loans due to covenant default/other	67.4 million	58.2 million
Total specially serviced loans	$934.6 million	$1,022.0 million
Percentage of total mortgage loans	6.5%	6.7%

(1)   Includes $167.5 million and $163.8 million, respectively, of real estate owned by the underlying securitization trusts.  See the table below regarding property type concentrations for further information on real estate owned by underlying trusts.  See also below for a detailed discussion of the loans related to the Shilo Inns.

(2)   As of July 31, 2004, total specially serviced loans were approximately $829 million , or 5.9% of the total mortgage loans.

The specially serviced mortgage loans as of June 30, 2004 were secured by properties of the types and located in the states identified below:

Property Type	$ (in millions)		Percentage	Geographic Location	$ (in millions)	Percentage

Hotel	$485.4	(1)	52%	Florida	$137.1	15%
Retail	228.0	(2)	24%	Texas	98.0	10%
Multifamily	97.1		10%	Oregon	82.8	9%
Healthcare	65.0		7%	Georgia	54.9	6%
Office	32.0		3%	Pennsylvania	52.0	5%
Industrial	24.5		3%	Other	509.8	55%
Other	2.6		1%	Total	$934.6	100%
Total	$934.6		100%

(1)   Approximately $89.7 million of these loans in special servicing are real estate owned by the underlying securitization trusts.  Full service hotels represent 47% of the total hotel loans in special servicing, and limited service hotels represent 53% of the total hotel loans in special servicing.  See below for a detailed discussion of the Shilo Inns loans.

(2)   Approximately $32.5 million of these loans in special servicing are real estate owned by the underlying securitization trusts.

The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2003 to March 31, 2004 and from April 1, 2004 to June 30, 2004 (in millions):

	April – June 2004	Jan – March 2004

Specially Serviced Loans, beginning of period	$1,018.8	$1,022.0
Transfers in due to monetary default	18.0	103.5
Transfers in due to covenant default and other	20.7	8.9
Transfers out of special servicing	(141.5)	(109.6)
Other (2)	20.5
Loan amortization (1)	(1.9)	(6.0)
Specially Serviced Loans, end of period	$934.6	$1,018.8

(1)   Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by master servicers.

(2)   Represents the adjustment of the underlying trusts for the aggregate amount of the Shilo Inns’ advance notes created as a result of the amendment of each trust’s respective PSA.

As of March 31, 2004, the most significant borrowing relationship in our specially serviced mortgage loan portfolio, Shilo Inns, consisted of 26 loans totaling approximately $164 million spread across three CMBS transactions.  During the second quarter 2004, the borrower negotiated the sale of one property which produced sufficient proceeds to pay off the subject property indebtedness (inclusive of the existing note and advance note) of approximately $20.7 million and pay off certain indebtedness on two additional properties totaling $4.9 million.  As a result, the total exposure in one of the CMBS pools was directly reduced by approximately $28.1 million, thereby reducing total exposure across all three CMBS pools from $164 million as of March 31, 2004 to approximately $136 million at June 30, 2004.  The loans were secured by hotel properties in the western and Pacific northwestern states.  The borrower initially filed for bankruptcy protection in February 2002 and indicated that the properties had experienced reduced operating performance due to new competition, the economic recession, and reduced travel resulting from the September 11, 2001 terrorist attacks.  We entered into a consensual settlement agreement dated February 25, 2003 pursuant to which the loan terms were amended and modified.  This agreement was subsequently approved and confirmed by the bankruptcy court on March 28, 2003.  The comprehensive loan modifications were executed by the borrower and CMSLP as special servicer, on March 29, 2004.  On April 9, 2004, the related PSAs were amended to clarify the method by which master servicers can recoup their outstanding liquidity and property protection advances. The PSA amendments were executed by each of CMSLP as special servicer, the depositors, master servicers and trustees for the three CMBS transactions to allow the master servicers to use general pool principal collections to reimburse such outstanding advances on modified loans.  The loans are expected to be returned to the master servicers as “corrected” following a bankruptcy court hearing related to the lenders’ application for legal and other professional fees and expenses.  This hearing, originally scheduled for June 2004, is now scheduled for August 2004.  There can be no assurance that the borrower will continue making the loan payments required under the loan modifications. Distributions on our Retained CMBS Portfolio, and the related fair value of the Retained CMBS Portfolio, will continue to be dependent on the borrower’s continued performance under the terms of the modified loans.

Advance Limitations, Appraisal Reductions and Losses on CMBS

We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions.  An appraisal reduction event can result in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan.  As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement.  In general, the master servicer can advance up to a maximum of the difference between 90% of the property’s appraised value and the sum of accumulated principal and interest advances and expenses.  As an example, assuming a weighted average coupon of 6% on a first loss subordinated CMBS, a $1 million appraisal reduction would reduce our net cash flows by up to $60,000 on an annual basis, assuming that the total exposure was equal to or greater than 90% of the appraised value immediately prior to receipt of the new appraisal (appraisal reduction).  The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss on our Retained CMBS Portfolio than the calculated appraisal reduction amount.  Total appraisal reductions as of June 30, 2004 for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as estimated by us were approximately $41.9 million, $170.2 million and $12.0 million for CBO-1, CBO-2 and Nomura, respectively, for a total of $224.1 million.

Certain CMBS from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives.  The following tables summarize the actual realized losses on our CMBS through June 30, 2004 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future real estate losses underlying our CMBS, including real estate losses which may be realized outside of our CMBS ownership (in thousands):

	CBO-1	CBO-2	Nomura	Total
Year 1999 through 2002 actual realized losses	$16,038	$34,597	$801	$51,436
Year 2003 actual realized losses	11,796	57,913	1,920	71,629
Actual realized losses, January 1 through June 30, 2004	32,378	30,159	7,519	70,056
Cumulative actual realized losses through June 30, 2004	$60,212	$122,669	$10,240	$193,121

Cumulative expected realized loss estimates (including cumulative actual realized losses) through the year 2004	$79,760	$204,388	$18,639	$302,787
Expected loss estimates for the year 2005	24,097	134,258	12,043	170,398
Expected loss estimates for the year 2006	4,655	21,841	3,810	30,306
Expected loss estimates for the year 2007	14,039	14,354	3,721	32,114
Expected loss estimates for the year 2008	2,176	7,737	3,521	13,434
Expected loss estimates for the remaining life of CMBS	6,427	35,977	8,542	50,946
Cumulative expected loss estimates (including cumulative actual realized losses) through life of CMBS	$131,154	$418,555	$50,276	$599,985

During the three and six months ended June 30, 2004, we determined that there had been an adverse change in expected future cash flows for two of our CMBS.  As a result, we determined that these CMBS had been impaired under EITF 99-20.  As the fair value of these impaired CMBS was approximately $1.1 million and $518,000 below the amortized cost basis as of June 30, 2004 and as of March 31, 2004, respectively, we recorded other than temporary impairment charges through the consolidated income statement.

Summary of Other Assets

Portfolio Investment

As of June 30, 2004 and December 31, 2003, our non-core assets consisted primarily of insured mortgage securities, equity investments, mezzanine loans, Other MBS, cash and cash equivalents, principal and interest receivables, REO, and, as of December 31, 2003, derivative financial instruments.  Other MBS did not change significantly from December 31, 2003 compared to June 30, 2004.  Receivables and other assets decreased by approximately $23.3 million to $35.8 million at June 30, 2004 from $59.1 million at December 31, 2003 primarily due to the timing of prepayments of our insured mortgage securities, changes in the fair values of our interest rate swaps, and the impairment charge recorded on our REO asset.  For a further discussion of our insured mortgage securities and REO see below.

We had $61.0 million and $147.5 million (in each case, at fair value) invested in insured mortgage securities as of June 30, 2004 and December 31, 2003, respectively.  The reduction in total fair value is primarily attributable to significant prepayments of insured mortgage securities and, to a lesser extent, the sale of $17.7 million of our FHA loans during the second quarter of 2004.  As of June 30, 2004, all of our investments in insured mortgage securities were GNMA mortgage-backed securities.

As of June 30, 2004 and December 31, 2003, we had approximately $677,000 and $3.5 million, respectively, in investments accounted for under the equity method of accounting.  Included in the June 30, 2004 equity investment is (a) the general partnership interest (3.9% ownership interest) in the remaining AIM Limited Partnership, and (b) a 20% limited partnership interest in the advisor to the AIM Limited Partnership.  The decrease in these equity investments is primarily due to the liquidations of three of the AIM Limited Partnerships (AIM 84, AIM 86 and AIM 88) in February 2004.  The carrying value of our remaining equity investment is expected to continue to decline over time as the asset base of the AIM Limited Partnership decreases and proceeds are distributed to partners.

As previously discussed, we own a shopping center in Orlando, Florida, which we account for as real estate owned (REO).  As of June 30, 2004 and December 31, 2003, we had approximately $6.1 million and $8.6 million, respectively, in REO assets included in other assets ($5.7 million and $8.3 million relating to the actual building and land).

Mortgage Servicing

As of June 30, 2004 and December 31, 2003, CMSLP’s other assets consisted primarily of advances receivable, investments in CMBS and interest-only MBS, and fixed assets.  The servicing other assets have increased by approximately $0.8 million from $6.0 million at December 31, 2003 to $6.8 million at June 30, 2004, primarily resulting from an increase in advances receivable.

Summary of Liabilities

Portfolio Investment

As of June 30, 2004 and December 31, 2003, our liabilities consisted primarily of debt, accrued interest and accrued payables.  Total recourse debt decreased by approximately $276.4 million to $73.7 million as of June 30, 2004 from $350.0 million as of December 31, 2003 primarily due the payoff of the Bear Stearns Debt and substantially all of our Bear Stearns $200 million secured borrowing facility.  Total non-recourse debt increased by approximately $169.1 million to $584.6 million at June 30, 2004 from $415.5 million at December 31, 2003.  This increase is primarily attributable to the issuance of a $260 million face amount repurchasable senior interest in our BB+ rated CMBS partially offset by reductions to non-recourse debt related to the prepayments in the insured mortgage securities portfolio.  Payables and accrued liabilities decreased by approximately $2.3 million to $9.5 million as of June 30, 2004 from $11.8 million as of December 31, 2003 primarily due to a decrease in interest payable related to certain recourse and non-recourse debt, and due to a reduction in servicing liabilities as discussed below.

Mortgage Servicing

As of June 30, 2004 and December 31, 2003, CMSLP’s liabilities, which are included in payables and accrued expenses, consisted primarily of operating accounts payable and accrued expenses.  The servicing liabilities decreased by approximately $760,000 to $1.1 million as of June 30, 2004 from $1.8 million as of December 31, 2003 primarily due to the payment of accrued executive contract termination and severance costs and other normal operating expenses.

Dividends/Other

No cash dividends were paid to common shareholders during the three and six months ended June 30, 2004.    As of June 30, 2004, there were no unpaid preferred dividends.  On August 4, 2004, we declared cash dividends of $0.68 per share of Series B Preferred Stock payable on September 30, 2004 to shareholders of record on September 17, 2004.  On April 28, 2004, we redeemed all outstanding shares of our Series F Preferred Stock and our Series G Preferred Stock for the stated redemption price of $10.00 per share in cash.

Factors which could impact our ability and requirement to pay common dividends, include (i) the level of income earned on mortgage assets, including our CMBS (including, but not limited to, the amount of original issue discount income, interest shortfalls and realized losses on our CMBS), (ii) NOLs, (iii) the rate we pay on our borrowings and fluctuations in interest rates, (iv) changes in operating expenses, including hedging costs, (v) margin calls, (vi) the level of income earned on our insured mortgage securities and the impact of prepayments, (vii) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, distributions from our subsidiaries can be reinvested, (viii) cash dividends paid on preferred shares, (ix) to the extent applicable, whether our taxable mortgage pools continue to be exempt from corporate level taxes, (x) realized losses on certain transactions, and (xi) the timing and amounts of cash flows attributable to our other lines of business. Cash dividends on our common stock are subject to the prior payment of all accrued and unpaid dividends on our preferred stock.

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

To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement).  According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests.  In accordance with current SEC staff interpretations, we believe that all of our CMBS constitute Other Real Estate Interests and that certain of our CMBS also constitute Qualifying Interests.  On certain of our CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans.  Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related CMBS constitute Qualifying Interests.  As of June 30, 2004, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.  If the SEC or its staff were to take a different position with respect to whether such CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on us.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of critical accounting policies, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  We continually evaluate the estimates we use to prepare the consolidated financial statements, and update those estimates as necessary. In general, management’s estimates are based on historical experience, on information from third party professionals, and other various assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ materially from those estimates.

Management considers an accounting policy to be critical if:

•    it requires assumptions to be made that were uncertain at the time the estimate was made; and

•    changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

We believe our critical accounting policies include the determination of fair value of our CMBS and interest income recognition related to our CMBS.

•    Fair value of CMBS Portfolio – Due to the limited liquidity of the subordinated CMBS market and the resulting lack of a secondary market, the values of our CMBS portfolio are based on available market and certain third party information and management’s estimates.  These estimates require significant judgment regarding assumptions for defaults on the underlying commercial mortgage loan collateral, timing of loss realization and resultant loss severity, timing and amount of principal losses and interest shortfalls, timing and amount of potential recoveries of such shortfalls and discount rates.  Notes 3 and 4 in our notes to consolidated financial statements contain a detailed discussion of the methodology used to determine the fair value of our CMBS portfolio as well as a sensitivity analysis related to the fair value of the CMBS portfolio due to changes in assumptions related to losses on the underlying commercial mortgage loan collateral and discount rates.

•    Interest income recognition related to CMBS – Interest income recognition under EITF No. 99-20 requires us to make estimates based on certain assumptions including expected losses on the underlying commercial mortgage loan collateral (which directly impact the cash flows on our Retained CMBS Portfolio in the form of interest shortfalls and loss of principal) and the impact these factors would have on future cash flow.  Note 4 in our notes to the consolidated financial statements details the expected realized losses by year that we expect to incur related to our Retained CMBS Portfolio.  The cash flows we project to arrive at the effective interest rate to recognize interest income are adjusted for these expected losses.  The judgment regarding future expected credit losses is subjective as credit performance is particular to an individual deal’s specific underlying commercial mortgage loan collateral.  In general, if we increase our expected losses or determine such losses will occur sooner than previously projected and the resulting fair value of the CMBS is below cost, then the CMBS will be considered impaired and adjusted to fair value with the impairment charge recorded through our earnings.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation (or FIN) No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity.  This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  FIN No. 46 was effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  According to FIN No. 46R issued in December 2003, the Interpretation applies at the end of the first reporting period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The adoption of FIN No. 46 and FIN No. 46R did not have a material effect on our financial position or results of operations.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market.  We will experience fluctuations in the market value of our mortgage assets related to changes in the yields of U.S. Treasury securities as well as changes in the spread between U.S. Treasury securities and the mortgage assets and overall required returns.  The combination of the risk free rate (U.S. Treasury yields) and the related spread is the discount rate used to determine the fair value of our mortgage assets.  As of June 30, 2004, the average U.S. Treasury rate used to price our CMBS, excluding the B- through unrated/issuer’s equity CMBS, had increased by 33 basis points, compared to December 31, 2003.  As of June 30, 2004, credit spreads used to price our CMBS generally decreased, compared to December 31, 2003.  The fair values of our B- through unrated/issuer’s equity CMBS are determined using a loss adjusted yield to maturity, which, in our view, is commensurate with the market’s perception of value and risk of comparable assets.   As described above, interest rates and spreads, which are reflective of the credit fundamentals of the underlying commercial real estate assets, impact the fair values of our CMBS.  We will also have fluctuations in the amount of interest expense paid on certain of our recourse debt primarily due to changes in one-month LIBOR.

CMBS

The required rate of return used to determine the fair values of our CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium.  These variables are combined to determine a total rate that, when used to discount the CMBS’s assumed stream of future cash flows, results, in our view, in the fair value of such CMBS.  The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market’s perception of the issuers of the CMBS and the credit fundamentals of the commercial properties underlying each underlying pool of commercial mortgage loans.

If we assumed that the discount rate used to determine the fair values of our CMBS (A+ through unrated bonds) increased by 100 basis points and 200 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the fair values of our total CMBS (A+ through unrated bonds) of approximately $45.9 million (or 5.3%) and approximately $88.5 million (or 10.2%), respectively, as of June 30, 2004.  A 100 basis point and 200 basis point increase in the discount rate would have resulted in a corresponding decrease in the value of our Retained CMBS Portfolio (BB+ through unrated bonds) of approximately $16.9 million (or 5.3%) and $32.4 million (or 10.3%), respectively, as of June 30, 2004.

See also Note 4 to the consolidated financial statements for a discussion of other factors that could affect the fair values of our CMBS, including changes in the timing and/or amount of credit losses on underlying mortgage loans, master servicer advances, the receipt of mortgage payments earlier than projected due to prepayments, and delays in the receipt of monthly cash flow distributions on CMBS due to mortgage loan defaults and/or extensions in loan maturities.

Variable Rate Debt

We maintain an interest rate cap to mitigate the adverse effects of rising interest rates on the amount of interest expense payable under certain of our recourse debt.  Our interest rate cap has a notional amount of $50 million, a maturity date of November 4, 2004, and caps one-month LIBOR at 2.25%.  Our cap provides protection to the extent interest rates, based on a readily determinable interest rate index (typically one-month LIBOR), increase above the stated interest rate cap, in which case, we would receive payments based on the difference between the index and the cap.  The term of the cap as well as the stated interest rate of the cap, which is currently above the current rate of the index, would limit the amount of protection that the cap offers.  The one-month LIBOR rate was 1.37% at June 30, 2004.

A 100 basis point increase in the one-month LIBOR index would not have a significant impact on our quarterly interest expense based on our variable rate debt outstanding as of June 30, 2004.

Insured Mortgage Securities

There would not be a material change in the fair values of our insured mortgage securities if we assumed that the discount rate used to determine the fair values increased by 100 basis points and 200 basis points as of June 30, 2004 since the underlying mortgages are generally prepayable and have an assumed weighted average life of less than one year.

ITEM 4.             CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting in the fiscal quarter ending June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 2.             CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2004 (1)	586,354 Series F	$10.00	—	—
	1,244,656 Series G	$10.00	—	—
May 1 – 31, 2004	—	—	—	—
June 1 – 30, 2004 (2)	17,272 Common Stock	11.80	—	—

(1)           We redeemed all 586,354 outstanding shares of our Series F Redeemable Cumulative Dividend Preferred Stock and all 1,244,656 outstanding shares of our Series G Redeemable Cumulative Dividend Preferred Stock for the redemption price of $10.00 per share, or $18.3 million on April 28, 2004.

(2)           We purchased 17,272 shares in connection with the payment of the exercise price of stock options by certain employees.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 18, 2004.  The following is a summary of matters voted upon by stockholders.

The stockholders elected each of the following Class I Nominees to the Board of Directors for terms expiring at the 2007 annual meeting of stockholders and until their successors have been duly elected and qualified:

	Votes For		Votes Withheld
Director	%	Shares	%	Shares
John S. Moody	82.2%	11,870,795	17.8%	2,572,670
Glenn J. Rufrano	82.2%	11,866,525	17.8%	2,576,940
Robert E. Woods	82.0%	11,848,556	18.0%	2,594,909

The following individuals continue to serve on the Board of Directors:  Barry S. Blattman, Joshua B. Gillon, Bruce K. Robertson, Jeffrey M. Blidner, Arthur N. Haut and Robert J. Merrick.

The stockholders approved the appointment of Ernst & Young, LLP as the Company’s independent accountants for the fiscal year ending December 31, 2004.

	Common Stockholders %	Shares
For	85.5%	12,351,145
Against	14.2%	2,047,142
Abstain	0.3%	45,178

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

Exhibit No.	Description

3

Article Supplementary reclassifying and designating 586,354 authorized but unissued shares of Series F Redeemable Cumulative Preferred Stock and 1,244,656 authorized but unissued shares of Series G Redeemable Cumulative Preferred Stock as authorized but unissued preferred stock, filed with the Maryland State Department of Assessments and Taxation on May 5, 2004.

10.1	Trust Agreement dated as of June 30, 2004 between CRIIMI MAE Class D Depositor LLC (Depositor) and LaSalle Bank National Association (Trustee).

10.2	Guarantee, dated as of June 30, 2004, by CRIIMI MAE Inc. for the benefit of Deutsche Bank AG.

10.3	Master Repurchase Agreement, executed on June 30, 2004 by and between CRIIMI Financing Co., Inc. and Deutsche Bank AG, Cayman Islands Branch.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Special Serviced Loan Report relating to specially serviced loans underlying the Company’s CMBS as of June 30, 2004 (filed herewith).

(b)   REPORTS ON FORM 8-K

Date	Purpose

April 5, 2004	To report a press release dated April 1, 2004 announcing the declaration of cash dividends for the second quarter of 2004 on our Series B Preferred Stock.

April 15, 2004

To report a press release dated April 14, 2004 announcing that our servicing subsidiary, CRIIMI MAE Services Limited Partnership, executed modification documents relating to Shilo Inns and amendments to certain pooling and servicing agreements.

May 6, 2004	To report a press release dated May 5, 2004 announcing our financial results for the three months ended March 31, 2004.

June 4, 2004	To report the redemption of our 7% collateralized mortgage obligation due January 1, 2033.

June 15, 2004	To report a press release dated June 14, 2004 announcing the payoff of recourse debt.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIIMI MAE INC.

August 6, 2004	/s/ Cynthia O. Azzara
DATE	Cynthia O. Azzara
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Accounting Officer)