Form 10-Q
period 2004-09-30
CRIIMI MAE INC
filed 2004-11-09
CIK 847322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004	Commission file number 1-10360

CRIIMI MAE INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1622022
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2004
Common Stock, $0.01 par value	15,540,597

CRIIMI MAE INC.

Quarterly Report on Form 10-Q

PART I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003

Consolidated Statements of Income for the three months and nine months ended September 30, 2004 and 2003 (unaudited)

Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2004 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 6.	Exhibits

Signature

PART I

ITEM 1.  FINANCIAL STATEMENTS

CRIIMI MAE INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Mortgage assets, at fair value:
CMBS pledged to secure recourse debt	$131,124,580	$511,681,345
CMBS	198,066,568	—
CMBS pledged to secure non-recourse debt	631,397,218	325,321,411
Insured mortgage securities pledged to secure recourse debt	—	25,120,897
Insured mortgage securities pledged to secure non-recourse debt	42,510,985	122,376,761
Other MBS	4,424,914	3,900,132
Receivables and other assets	33,992,344	59,112,241
Cash and cash equivalents	37,615,742	21,698,957
Total assets	$1,079,132,351	$1,069,211,744

Liabilities and Shareholders’ Equity
Liabilities:
Recourse debt:
Secured by pledge of CMBS	$42,415,000	$296,250,000
Senior subordinated secured note	31,266,667	31,266,667
Secured by pledge of insured mortgage securities	—	22,526,000
Non-Recourse debt:
Secured by pledge of CMBS	525,500,293	288,979,376
Secured by pledge of insured mortgage securities	34,065,629	119,237,756
Secured by REO asset	7,488,075	7,332,404
Payables and accrued expenses	15,100,746	11,839,761
Total liabilities	655,836,410	777,431,964

Shareholders’ equity:
Preferred stock, $0.01 par; 75,000,000 shares authorized; 2,178,982 and 3,424,992 shares issued and outstanding, respectively	21,790	34,250
Common stock, $0.01 par; 300,000,000 shares authorized; 15,525,891 and 15,384,648 shares issued and outstanding, respectively	155,259	153,846
Accumulated other comprehensive income	214,441,626	91,582,756
Deferred compensation	(332,700)	(766,093)
Warrants outstanding	2,564,729	2,564,729
Additional paid-in capital	630,315,055	633,348,675
Accumulated deficit	(423,869,818)	(435,138,383)

Total shareholders’ equity	423,295,941	291,779,780

Total liabilities and shareholders’ equity	$1,079,132,351	$1,069,211,744

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Interest income:
CMBS:
CMBS pledged to secure recourse debt	$2,760,794	$15,546,883	$35,485,949	$46,599,497
CMBS	7,424,988	—	7,424,988	—
CMBS pledged to secure non-recourse debt	12,148,932	6,574,588	25,235,466	19,707,719
Insured mortgage securities	952,927	3,486,162	4,356,858	12,413,163
Total interest income	23,287,641	25,607,633	72,503,261	78,720,379

Interest expense:
Recourse debt	1,621,304	4,811,188	11,277,527	19,253,847
Non-Recourse debt	11,771,152	12,604,224	27,233,775	35,456,841
Other	19,317	296,118	99,768	960,131
Total interest expense	13,411,773	17,711,530	38,611,070	55,670,819

Net interest margin	9,875,868	7,896,103	33,892,191	23,049,560

Fee/Other income:
Servicing revenue	2,151,121	2,425,138	8,171,438	7,314,725
Other income	935,545	383,555	1,898,585	1,200,549
Total fee/other income	3,086,666	2,808,693	10,070,023	8,515,274

Operating expenses:
General and administrative expenses	2,716,549	3,027,061	8,038,059	8,815,893
Deferred compensation expense	144,464	23,810	433,393	43,331
Depreciation and amortization	90,197	131,472	307,231	450,296
Servicing general and administrative expenses	2,280,847	2,507,151	6,049,229	6,975,647
Servicing amortization, depreciation, and impairment expenses	207,738	293,090	679,908	1,180,842
Income tax expense (benefit)	—	(323,704)	3,016	(509,934)
BREF maintenance fee	434,000	434,000	1,302,000	1,229,667
Total operating expenses	5,873,795	6,092,880	16,812,836	18,185,742

Other:
Net losses on insured mortgage security dispositions	(261,888)	(749,305)	(916,841)	(522,805)
Net (loss) gain on extinguishment of debt	—	—	(5,200,767)	7,337,424
Impairment of REO asset	—	—	(2,608,740)	—
Impairment of CMBS	(13,226,278)	(4,704,878)	(14,863,483)	(13,652,756)
Impairment of mezzanine loan	—	—	(526,865)	—
Net (losses) gains on derivatives	(1,099,986)	(1,930,198)	13,473,338	(1,930,198)
Recapitalization and lease termination expenses	(304,637)	—	(547,477)	(3,148,841)
Executive contract termination costs	—	(2,875,699)	—	(2,875,699)
Total other	(14,892,789)	(10,260,080)	(11,190,835)	(14,792,875)

Net (loss) income before dividends paid or accrued on preferred shares	(7,804,050)	(5,648,164)	15,958,543	(1,413,783)
Dividends paid or accrued on preferred shares	(1,481,708)	(1,726,560)	(4,689,978)	(5,279,179)
Net (loss) income to common shareholders	$(9,285,758)	$(7,374,724)	$11,268,565	$(6,692,962)

Earnings (loss) per common share:
Basic	$(0.60)	$(0.49)	$0.73	$(0.44)
Diluted	$(0.60)	$(0.49)	$0.72	$(0.44)
Shares used in computing basic earnings (loss) per share	15,450,988	15,204,913	15,416,379	15,114,173
Shares used in computing diluted earnings (loss) per share	15,450,988	15,204,913	15,698,764	15,114,173

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2004

(unaudited)

	Preferred Stock Par Value	Common Stock Par Value	Accumulated Other Comprehensive Income	Deferred Compensation	Warrants Outstanding	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance at December 31, 2003	$34,250	$153,846	$91,582,756	$(766,093)	$2,564,729	$633,348,675	$(435,138,383)	$291,779,780

Net income before dividends paid on preferred shares	—	—	—	—	—	—	15,958,543	15,958,543
Adjustment to unrealized gains and losses on mortgage assets	—	—	127,588,247	—	—	—	—	127,588,247
Adjustment to unrealized gains and losses on derivative financial instruments	—	—	(4,729,377)	—	—	—	—	(4,729,377)
Dividends paid on preferred shares	—	—	—	—	—	—	(4,689,978)	(4,689,978)
Redemption of preferred stock	(18,310)	—				(18,291,790)		(18,310,100)
Common shares issued	—	1,685	—	—	—	956,010	—	957,695
Preferred shares issued, net of offering costs	5,850	—	—	—	—	14,621,446	—	14,627,296
Amortization of deferred compensation	—	—	—	433,393	—	—	—	433,393
Common shares repurchased or forfeited	—	(272)	—	—	—	(319,286)	—	(319,558)

Balance at September 30, 2004	$21,790	$155,259	$214,441,626	$(332,700)	$2,564,729	$630,315,055	$(423,869,818)	$423,295,941

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss) before dividends paid or accrued on preferred shares	$15,958,543	$(1,413,783)
Adjustments to reconcile net income before dividends paid or accrued on preferred shares to net cash provided by operating activities:
Loss (gain) on extinguishment of debt	5,200,767	(7,787,370)
Amortization of discount and deferred financing costs on debt	4,863,752	8,181,400
Accretion on mortgage assets, net	(8,397,777)	(7,925,150)
Depreciation and other amortization	1,020,889	2,531,793
Net losses on insured mortgage security dispositions	916,841	522,803
Equity in earnings from investments	(466,141)	(212,341)
Recapitalization expenses (non-cash portion)	93,816	1,079,463
Amortization of deferred compensation	433,393	43,331
Impairment of mezzanine loan and REO asset	3,135,605	—
Impairment of CMBS	14,863,483	13,652,756
Net losses (gains) on derivatives	(15,675,962)	1,930,198
Interest accreted to debt	—	1,266,667
Changes in assets and liabilities:
Decrease (increase) in receivables and other assets	920,846	(319,716)
Increase (decrease) in payables and accrued expenses	1,683,599	(1,256,876)
Decrease in restricted cash and cash equivalents	—	7,961,575
(Purchases) sales of other MBS, net	(431,268)	1,358,699
Net cash provided by operating activities	24,120,386	19,613,449

Cash flows from investing activities:
Proceeds from mortgage security prepayments and dispositions	110,980,335	104,793,816
Proceeds from prepayment of mezzanine loan	2,237,062	1,696,749
Proceeds from sale of partnership interest	485,919	—
Proceeds from liquidating derivatives	15,150,000	—
Distributions from AIM Limited Partnerships	3,562,438	2,101,912
Receipt of principal payments from insured mortgage securities	815,075	2,231,261
Cash (paid) received in excess of income recognized on CMBS	(828,219)	4,270,088
Proceeds from sales of investment-grade CMBS by CMSLP	—	3,316,508
Purchase of CMBS	(1,647,978)	—
Net cash provided by investing activities	130,754,632	118,410,334

Cash flows from financing activities:
Principal payments on recourse debt	(339,296,000)	(378,452,338)
Principal payments on non-recourse debt	(143,038,696)	(98,731,277)
Proceeds from issuance of recourse debt	62,935,000	330,000,000
Proceeds from issuance of non-recourse debt	289,817,385	—
Payment of debt issuance costs	(1,141,277)	(6,294,562)
Payment of debt extinguishment fee	(500,000)	—
Payment of dividends on preferred shares	(4,689,978)	(10,458,859)
Proceeds from the issuance of common stock, net	957,695	13,612,907
Redemption of preferred stock	(18,310,100)	—
Proceeds from the issuance of preferred stock, net	14,627,296	—
Common stock repurchased	(319,558)	—
Net cash used in financing activities	(138,958,233)	(150,324,129)

Net increase (decrease) in cash and cash equivalents	15,916,785	(12,300,346)

Cash and cash equivalents, beginning of period	21,698,957	29,251,348

Cash and cash equivalents, end of period	$37,615,742	$16,951,002

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

Net Operating Loss for Tax Purposes/Trader Election.  For tax purposes, we elected in 2000 to be classified as a trader in securities.  We trade in both short and longer duration fixed income securities, including CMBS, residential mortgage-backed securities and agency debt securities (such securities traded and all other securities of the type described constituting the “Trading Assets” to the extent owned by us or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary).  Such Trading Assets are classified as Other MBS on our consolidated balance sheet.

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

To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement).  According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests.  In accordance with current SEC staff interpretations, we believe that all of our CMBS constitute Other Real Estate Interests and that certain of our CMBS also constitute Qualifying Interests.  On certain of our CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans.  Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related CMBS constitute Qualifying Interests.  As of September 30, 2004, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.  If the SEC or its staff were to take a different position with respect to whether such CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on us.

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

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of September 30, 2004 and December 31, 2003 (audited), the consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 and the consolidated cash flows for the nine months ended September 30, 2004 and 2003.  The accompanying consolidated financial statements include the financial results of CRIIMI MAE and all of our majority-owned and controlled subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Impairment

CMBS

We assess each CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: (1) our revised projected cash flows related to the CMBS and the CMBS’s current cost basis result in a decrease in the yield compared to what was previously used to recognize income, or (2) fair value has been below amortized cost for a significant period of time and we conclude that we no longer have the ability or intent to hold the security for the period that fair value is expected to be below amortized cost through the period of time we expect the value to recover to amortized cost.  A decrease in yield would be primarily a result of the credit quality of the security declining and a determination that the current estimate of expected future credit losses exceeds credit losses as originally projected or that expected credit losses will occur sooner than originally projected.  The amount of impairment loss is measured by comparing the fair value, based on available market and certain third party information and management’s estimates, of CMBS to its current amortized cost basis; the difference is recognized as a loss in the consolidated income statement.  We assess current economic events and conditions that impact the value of our CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred.  During the three and nine months ended September 30, 2004, we recognized impairment charges of approximately $13.2 million and $14.9 million, respectively, on our CMBS.  During the three and nine months ended September 30, 2003 we recognized impairment charges of $4.7 million and $13.7 million, respectively, on our CMBS.

Insured Mortgage Securities

We assess each insured mortgage security for other than temporary impairment when the fair market value of the asset declines below amortized cost for a significant period of time and we conclude that we no longer have the ability to hold the security through the market downturn.  The amount of impairment loss is measured by comparing the fair value of an insured mortgage security to its current amortized cost basis, with the difference recognized as a loss in the consolidated income statement.  We did not recognize any impairment on our insured mortgage securities during the three and nine months ended September 30, 2004 and 2003.

Real Estate Owned

We reviewed our real estate owned (REO) for impairment whenever events or changes in circumstances indicated that the cost basis of such assets may not be recoverable.  If the carrying value of the real estate owned was greater than the projected undiscounted net cash flows from the real estate, an impairment loss was recognized.  Impairment losses were calculated as the difference between the real estate’s carrying value and its estimated fair value.  During the nine months ended September 30, 2004, we recognized impairment charges of $2.6 million related to a shopping center that we accounted for as REO.  On October 5, 2004, the shopping center was subject to a foreclosure action in the Circuit Court of the Sixth Judicial Circuit in Orange County, and was sold at foreclosure.  See further discussion in Notes 6 and 14.

Comprehensive Income

The following table presents comprehensive income for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004	2003	2004	2003
Net (loss) income before dividends paid or accrued on preferred shares	$(7,804)	$(5,648)	$15,959	$(1,414)
Adjustment to unrealized gains and (losses) on mortgage assets	101,430	(10,437)	127,588	8,327
Adjustment to unrealized gains and (losses) on derivative financial instruments	11	3,795	(4,729)	4,354
Comprehensive income (loss)	$93,637	$(12,290)	$138,818	$11,267

The following table summarizes our accumulated other comprehensive income:

(in thousands)	September 30, 2004	December 31, 2003
Unrealized gains on mortgage assets	$214,442	$86,857
Unrealized gains on derivative financial instruments	—	4,726
Accumulated other comprehensive income	$214,442	$91,583

Stock-Based Compensation

We account for our stock-based compensation arrangements in accordance with the intrinsic value method as defined by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, requires certain disclosures related to our stock-based compensation arrangements.  The following table presents the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to our stock-based compensation:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net (loss) income to common shareholders	$(9,286)	$(7,375)	$11,269	$(6,693)
Add: Stock-based compensation expense included in reported net income	144	24	433	591
Less: Stock-based compensation expense determined under the fair value based method for all awards	(154)	(138)	(601)	(918)
Pro forma net (loss) income to common shareholders	$(9,296)	$(7,489)	$11,101	$(7,020)

Earnings (loss) per share:
Basic – as reported	$(0.60)	$(0.49)	$0.73	$(0.44)
Basic – pro forma	$(0.60)	$(0.49)	$0.72	$(0.46)
Diluted – as reported	$(0.60)	$(0.49)	$0.72	$(0.44)
Diluted – pro forma	$(0.60)	$(0.49)	$0.71	$(0.46)

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

	As of September 30, 2004				As of December 31, 2003
(in thousands)	Amortized Cost		Fair Value		Amortized Cost		Fair Value

ASSETS:
CMBS (1)	$746,306		$960,588		$750,287		$837,002
Insured mortgage securities (1)	42,380		42,511		147,342		147,498
Other MBS (1)	4,525		4,425		3,994		3,900
Receivables and other assets	See footnote	(2)	See footnote	(2)	See footnote	(2)	See footnote	(2)
Cash and cash equivalents	37,616		37,616		21,699		21,699
Derivative net asset (1)	4		—		38		3,438

LIABILITIES:
Recourse debt:
Secured by pledge of CMBS	42,415		42,415		296,250		296,250
Senior subordinated secured note	31,267		33,602		31,267		33,950
Secured by insured mortgage securities	—		—		22,526		22,526
Non-Recourse Debt:
Secured by pledge of CMBS	525,500		631,397		288,979		325,321
Secured by pledge of insured mortgage securities	34,066		34,066		119,238		122,791
Secured by REO Asset	7,488		5,659		7,332		7,364
Derivative net liability (1)	—		893		—		—

(1)               Recorded at fair value in the accompanying consolidated balance sheets.

(2)               CMSLP owned CMBS and interest-only strips with an aggregate amortized cost basis of approximately $1.2 million and $1.5 million and a fair value of approximately $1.2 million and $1.6 million as of September 30, 2004 and December 31, 2003, respectively.  The cost basis of all other receivables and other assets approximates fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CMBS

Our determination of fair values for our CMBS portfolio is a subjective process.  The process begins with the compilation and evaluation of pricing information (such as spreads to U.S. Treasury securities or yields) that, in our view, is commensurate with the market’s perception of value and risk of our assets and comparable assets.  We use a variety of sources to compile such pricing information including:  (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS or to the CMBS (or collateral) underlying our CMBS issued in connection with CBO-1 and CBO-2), (ii) communications with dealers, lenders, and active CMBS investors and/or advisors regarding the pricing and valuation of our securities and comparable securities, (iii) institutionally available research reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market’s perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of underlying commercial mortgage loans.  We make further adjustments to such pricing information based on our specific knowledge of our CMBS, including cash flow and characteristics of the particular CMBS, and the impact of relevant events, which is then used to determine the fair value of our CMBS using a discounted cash flow approach.  Expected future gross cash flows are discounted at assumed market yields for our CMBS rated AAA through generally B+, depending on the rating. The fair value for those CMBS, or portion thereof, expected to incur principal losses and interest shortfalls (i.e., generally B- rated bonds through our unrated/issuer’s equity) based on our overall expected loss estimate are valued using a discounted cash flow approach applied to loss adjusted cash flows and a yield to maturity that, in our view, is commensurate with the market’s perception of the value and risk of comparable securities.  Such anticipated principal losses and interest shortfalls, as well as the timing and amount of potential recoveries of such shortfalls, are critical estimates and have been taken into consideration in the calculation of fair values and yields to maturity used to recognize interest income.  We have disclosed the range of discount rates by rating category used in determining the fair values as of September 30, 2004 in Note 4.

The liquidity of the subordinated CMBS market has historically been limited.  Additionally, during adverse market conditions, the liquidity of such market has been severely limited.  For this reason, among others, management’s estimate of the fair value of our CMBS could vary significantly from the value that could be realized in a current transaction or under certain market conditions.

Other MBS

The fair value of the Other MBS is an estimate based on the indicative market price from publicly available pricing services, as well as management estimates.

Insured Mortgage Securities

We calculated the estimated fair value of the insured mortgage securities portfolio as of September 30, 2004 and December 31, 2003, using discounted cash flow and other methodologies and assumptions that, in our view, are commensurate with market practice.  Among other factors, we examined the type and strength of mortgage prepayment lockout provisions within the context of the current interest rate environment in determining the most appropriate valuation approach.  We used a variety of sources to determine elements of fair value including discount and credit spreads published in institutionally available research reports, communications and discussions with other market professionals, and information obtained from participation in recent transactions.

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Debt

The carrying amount of our variable rate debt approximates fair value because the current rate on the debt resets monthly based on market rates.  The fair value of our non-recourse debt secured by pledge of CMBS is estimated using a discounted cash flow methodology similar for CMBS above.  The discount rate used to estimate the fair value of the BREF Debt was determined after considering the BREF Debt’s relative position in our capital structure in relation to our other capital as well as other features of the instrument.  The fair value of the non-recourse debt secured by the REO asset is estimated based on the fair value of the underlying asset as of September 30, 2004.

Derivative Net Asset (Liability)

The fair value of our interest rate swaps are the estimated amounts that we would have realized if we would have terminated the agreements as of September 30, 2004 and December 31, 2003, taking into account current interest rates, information obtained from the counterparties, and the current creditworthiness of the counterparties.

4.                                      CMBS

As of September 30, 2004, our assets include CMBS with an aggregate face amount of approximately $1.4 billion rated from AAA to unrated.  Certain of the CMBS assets relate to securitization transactions in which we did not surrender control of the assets and thus the assets and the associated non-recourse debt are reflected in the consolidated balance sheet.  Accordingly, the interest income from such assets and interest expense from the associated non-recourse debt are also reflected in the consolidated income statements.  However, cash flows from such assets are all required to service the debt and therefore we currently receive no cash flows from those assets.   Substantially all of our CMBS portfolio represents investments in securities issued in connection with CRIIMI MAE Trust 1 Series 1996-C1 (or CBO-1) and CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2).  The following is a summary of our CMBS as of September 30, 2004:

(in millions)	Fair Value	Amortized Cost	% of Total Fair Value of CMBS
CMBS Pledged to Secure Non-Recourse Debt	$631.4	$477.5	66%
Retained CMBS Portfolio	329.2	268.8	34%
Total CMBS Portfolio	$960.6	$746.3	100%

The aggregate investment by the rating of the CMBS is as follows:

Security Rating	Face Amount as of 9/30/04	Weighted Average Pay Rate as of 9/30/04		Loss Adjusted Weighted Average Life as of 9/30/04 (1)	Fair Value as of 9/30/04 (8)	Discount Rate or Range of Discount Rates Used to Calculate Fair Value as of 9/30/04		Amortized Cost as of 9/30/04 (6) (7)
	(in millions)				(in millions)			(in millions)

CMBS Pledged To Secure Non-Recourse Debt
AAA (4)	$325.2	7.0%		7 years	$356.0	3.4 - 5.4%		$289.7

BBB- (5)	260.0	7.0%		10 years	275.4	6.0 - 6.3%		187.8
Total CMBS Pledged to Secure Non-Recourse Debt	585.2	7.0%		8 years	631.4			477.5

Retained CMBS Portfolio
CMBS Pledged to Secure Recourse Debt
BBB- (5)	59.0	7.0%		10 years	62.5	6.0 - 6.3%		42.6

BB+	70.9	7.0%		12 years	67.0	7.8%		48.1

B-	2.5	6.8%		10 years	1.6	14.1%		1.7

	132.4				131.1			92.4

CMBS

BB	35.5	7.0%		13 years	30.5	9.1%		21.5

B+	88.6	7.0%		14 years	55.8	13.7%		47.6

B- (2)	189.2	7.1%		21 years	79.2	13.3 - 15.0	%(9)	79.2

CCC (2)	70.9	0.0%		—	—	—		—

D (2)(10)	106.3	N/M		23 years	14.4	15.0	%(9)	14.4

Unrated/Issuer’s Equity (2) (3)	167.4	N/M		0.8 year	18.2	15.0	%(9)	13.7

	657.9				198.1			176.4

Total Retained CMBS Portfolio	790.3	5.6	%(2)	14 years	329.2			268.8

Total CMBS	$1,375.5	6.2%		10 years	$960.6			$746.3

(1)               The loss adjusted weighted average life was weighted using fair values as of September 30, 2004 and represents the weighted average expected life of the CMBS based on our current estimate of future losses.

(2)               These CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our Retained CMBS Portfolio.  Such interest shortfalls will continue to accumulate until they are repaid through either excess interest and/or recoveries on the underlying CMBS or a re-characterization of principal cash flows, in which case they may be realized as a loss of principal on the Retained CMBS Portfolio.  Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of September 30, 2004.  The weighted average pay rate as of September 30, 2004 reflects an annualization of cash received as of quarter end based on the face amount outstanding.  This weighted average pay rate will likely change on a periodic basis due to the volatility of interest cash flows, certain reasons of which are described herein.  Additionally, certain weighted average pay rates are not meaningful (N/M) due to the infrequent, volatile cash flows associated with such bonds.

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

(4)               In connection with CBO-2, $325.2 million (currently AAA rated) face amount of CMBS were sold with call options and $345 million (currently AAA rated) face amount were sold without call options.   Since we retained call options on certain sold CMBS, we did not surrender control of these CMBS pursuant to applicable accounting requirements, and thus these CMBS are accounted for as a financing and are reflected as “CMBS Pledged to Secure Non-Recourse Debt” on the consolidated balance sheet.  See Note 6 to the financial statements for a discussion of the non-recourse debt issued in connection with this securitization transaction.

(5)               On June 30 2004, we issued a senior interest certificate with a face amount of $260.0 million in our $319.0 million (currently BBB- rated) CMBS and retained an option to repurchase the senior interest certificate, after five years, at a fixed spread over applicable swap rates.  Since we retained a repurchase option, we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 140, and thus these CMBS and the associated non-recourse debt are reflected on the consolidated balance sheet.  For presentation purposes, approximately 81.5% of the (currently BBB- rated) CMBS asset-related information is reflected in “CMBS Pledged to Secure Non-Recourse Debt” and the remaining 18.5% of the (currently BBB- rated) asset-related information is reflected in “Retained CMBS Portfolio — CMBS Pledged to Secure Recourse Debt”.   See Note 6 to the consolidated financial statements for a discussion of the non-recourse debt issued in connection with this securitization transaction.

(6)               Amortized cost reflects approximately $14.9 million of impairment charges related to our CMBS, which was recognized during the nine months ended September 30, 2004.  These impairment charges are in addition to the cumulative impairment charges of approximately $263.1 million that were recognized through December 31, 2003.  Amortized cost of total CMBS was approximately $750.3 million at December 31, 2003.

(7)               See Note 8 to our notes to consolidated financial statements for information regarding certain tax information related to our CMBS.

(8)               As of September 30, 2004, the aggregate fair values of the CBO-1, CBO-2, Nomura and MSC 1997-WF1 bonds were approximately $15.5 million, $937.8 million, $5.7 million and $1.6 million, respectively.

(9)               As a result of the estimated loss of principal on these CMBS, or a portion thereof, the fair values and discount rates of these CMBS are based on a loss adjusted yield to maturity.  The fair values of the B-, CCC, D rated and the unrated/issuer’s equity were derived primarily from interest cash flow and/or recoveries of prior interest shortfalls anticipated to be received since our current loss expectation assumes that the full principal amount of these securities will not be recovered.  See also “Advance Limitations, Appraisal Reductions and Losses on CMBS” below.

(10)         Although the principal balance of the D rated bond in CBO-2 is expected to be outstanding for approximately 23 years, it is not anticipated that any principal will be collected.  Cash receipts from this bond are not received on a regular basis and, when and if received, are expected to be only in the form of recoveries of prior interest shortfalls to the extent interest shortfalls are not available for any CBO-2 CMBS higher in priority.

Mortgage Loan Pool

We have $13.8 billion and $15.3 billion of seasoned commercial mortgage loans underlying our CMBS portfolio as of September 30, 2004 and December 31, 2003, respectively.   As of September 30, 2004, the commercial mortgage loans are secured by properties of the types and in the geographic locations identified below:

Property Type	9/30/04 Percentage(1)

Retail	31%
Multifamily	25%
Hotel	15%
Office	15%
Other	14%
Total	100%

Geographic Location	9/30/04 Percentage(1)

California	16%
Texas	12%
Florida	8%
Pennsylvania	6%
New York	5%
Other (2)	53%
Total	100%

(1)               Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)               No other individual state makes up more than 5% of the total.

Specially Serviced Mortgage Loans

Our servicing subsidiary, CRIIMI MAE Services Limited Partnership, (CMSLP) performs special servicing on substantially all of the loans underlying our CMBS portfolio.  A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans.  When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures.  As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer.  The actions undertaken by CMSLP with respect to each loan are governed by the servicing standard and the pooling and servicing agreement (PSA) for each pool.  Because CRIIMI MAE owns the first loss, unrated or lowest rated bond of virtually all of the CMBS transactions underlying our CMBS, CRIIMI MAE retains certain additional rights with respect to each specially serviced loan which rights are also set forth in the applicable PSA.  As discussed below, although CMSLP is not currently the special servicer on a group of healthcare and senior housing mortgage loans, such loans have been included in the total specially serviced loans as of September 30, 2004 due to the anticipated transfer of special servicing rights and obligations related to such loans.

As of September 30, 2004 and December 31, 2003, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

(in millions)	9/30/04	12/31/03
Specially serviced loans due to monetary default (1) (2) (3)	$831.6	$963.8
Specially serviced loans due to covenant default/other (3)	38.0	58.2
Total specially serviced loans	$869.6	$1,022.0
Percentage of total mortgage loans	6.3%	6.7%

(1)            Includes $200.3 million and $163.8 million, respectively, of real estate owned by the underlying securitization trusts.  See the table below regarding property type concentrations for further information on real estate owned by underlying trusts.  Also includes loans transferred into special servicing for “imminent default” but where monetary default may not yet actually have occurred.

(2)            As discussed below, we continue to classify the $134.4 million in Shilo Inn loans as specially serviced.

(3)            Our ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes CMBS in which our exposure to losses arising from certain healthcare and senior housing mortgage loans is limited to the extent of losses in excess of other subordinated CMBS (referred to herein as the Subordinated Healthcare/Senior-Housing CMBS).  These Subordinated Healthcare/Senior Housing CMBS are not owned by us and are subordinate to our CMBS in this transaction.  As a result, the value of our CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the principal balance of such Subordinated Healthcare/Senior-Housing CMBS.  We currently estimate that the interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans will exceed the outstanding principal balance of Subordinated Healthcare/Senior Housing CMBS. The principal balance of the Subordinated Healthcare/Senior Housing CMBS as of September 30, 2004 is approximately $3.4 million.  As of September 30, 2004, the scheduled principal balance of healthcare and senior housing mortgage loans underlying the Subordinated Healthcare/Senior Housing CMBS that are included in our total specially serviced loan balance is approximately $70.6 million, $51.6 million of which is included in monetary default and $19 million of which is included in covenant default.

The specially serviced mortgage loans as of September 30, 2004 were secured by properties of the types and located in the states identified below:

Property Type	$ (in millions)		Percentage

Hotel	$407.3	(1)(2)	47%
Retail	151.8	(1)	17%
Healthcare	140.0		16%
Multifamily	83.2		10%
Office	55.0		6%
Industrial	29.7		3%
Other	2.6		1%
Total	$869.6		100%

Geographic Location	$ (in millions)	Percentage

Florida	$131.5	15%
Texas	102.3	12%
Oregon	80.1	9%
Georgia	49.4	6%
California	46.8	5%
Other	459.5	53%
Total	$869.6	100%

(1)          Approximately $103.7 million and $37.7 million, respectively, of these loans in special servicing are real estate owned by the underlying securitization trusts.

(2)          See below for a discussion related to the Shilo Inn loans.

The following table provides a summary of the change in the balance of specially serviced loans from April 1, 2004 to June 30, 2004 and from July 1, 2004 to September 30, 2004:

(in millions)	July – September 2004	April – June 2004
Specially Serviced Loans, beginning of period	$934.6	$1,018.8
Transfers out of special servicing	(196.8)	(141.5)
Transfers in due to monetary default (1)	109.2	18.0
Transfers in due to covenant default and other (1)	26.4	20.7
Other (2)	—	20.5
Loan amortization (3)	(3.8)	(1.9)
Specially Serviced Loans, end of period	$869.6	$934.6

(1)       Although CMSLP is not currently the special servicer on a group of healthcare and senior housing mortgage loans, such loans have been included in the total specially serviced loans as of September 30, 2004 due to the anticipated transfer of special servicing rights and obligations related to such loans.  Accordingly, transfers in due to monetary default and transfers in due to covenant default and other include $51.6 million and $19 million, respectively, for the period July 1, 2004 through September 30, 2004.

(2)          Represents the adjustment of the underlying trusts for the aggregate amount of the Shilo Inn’s advance notes created as a result of the amendment of each trust’s respective PSA.

(3)          Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by master servicers.

As of September 30, 2004, the most significant borrowing relationship in our portfolio, the Shilo Inn loans, consisted of 23 loans totaling an aggregate principal balance of $134.4 million spread across three CMBS transactions and secured by 23 hotel properties in the West and Pacific Northwestern states.  As previously disclosed, the special purpose borrowing entities had filed for bankruptcy protection in February 2002 and CMSLP, as special servicer for the related securitization trusts, entered into a consensual settlement agreement in February 2003 pursuant to which the loan terms were amended and modified.  This agreement was subsequently approved and confirmed by the bankruptcy court in March 2003 and the comprehensive loan modifications were executed by each of the borrowers and CMSLP in March 2004.  In April 2004, the related PSAs were amended to clarify the manner by which the master servicers could recoup their outstanding liquidity and property protection advances.

In September 2004, the bankruptcy court disallowed approximately $1.6 million of the securitization trusts’ request for reimbursement of legal and other professional fees and expenses and the outstanding principal balance of the borrowers’ debt obligations were reduced pro-rata.  We had expected that the conclusion of this bankruptcy court expense hearing would allow for the return of the Shilo Inn loans to the master servicers as “corrected,” and informed the master servicers on September 30, 2004 of our decision to return the loans effective as of that date.

Subsequent to September 30, 2004, however, we decided to continue to classify the Shilo Inn loans as specially serviced loans due primarily to the following factors: (i) the master servicers have requested that we continue to work with them to clarify certain complex funds flow issues related to the loans, (ii) based on the borrowers’ financial statements received subsequent to September 30, 2004, we are in the process of verifying whether the borrowers are in compliance with certain reserve fund maintenance requirements under the modified loan documents and (iii) the borrowers have recently contacted us indicating they are having difficulty complying with the loan modification payment terms and have expressed an interest in negotiating a discounted payoff of the loans.  Additionally, these recently-received borrowers’ financial statements indicate that the properties are currently operating below the borrowers’ budgeted results for 2004.

Distributions on our Retained CMBS Portfolio, and the related fair value of the Retained CMBS Portfolio, will continue to be impacted by the borrowers’ performance under the terms of the modified loans.

Advance Limitations, Appraisal Reductions and Losses on CMBS

We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions and/or advance limitations specific to certain trusts.  An appraisal reduction event can result in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan.  As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement.  In general, the master servicer can advance up to a maximum of the difference between 90% of the property’s appraised value and the sum of accumulated principal and interest advances and expenses.  As an example, assuming a weighted average coupon of 6% on a first loss subordinated CMBS, a $1 million appraisal reduction would reduce our net cash flows by up to $60,000 on an annual basis, assuming that the total exposure was equal to or greater than 90% of the appraised value immediately prior to receipt of the new appraisal (appraisal reduction).    The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss on our Retained CMBS Portfolio than the calculated appraisal reduction amount.  Total appraisal reductions as of September 30, 2004 for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as estimated by us were approximately $39.7 million, $147.3 million and $11.1 million for CBO-1, CBO-2 and Nomura, respectively, for a total of $198.1 million.

Certain CMBS from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives.  The following table summarizes the actual realized losses on our CMBS through September 30, 2004 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future real estate losses underlying our CMBS, including real estate losses which may be realized outside of our CMBS ownership.

(in thousands)	CBO-1	CBO-2	Nomura	Total
Years 1999 through 2002 actual realized losses	$16,038	$34,597	$801	$51,436
Year 2003 actual realized losses	11,796	57,913	1,920	71,629
Actual realized losses, January 1 through September 30, 2004	41,182	51,282	7,519	99,983
Cumulative actual realized losses through September 30, 2004	$69,016	$143,792	$10,240	$223,048

Cumulative expected realized loss estimates (including cumulative actual realized losses) through the year 2004	$85,000	$191,428	$10,240	$286,668
Expected loss estimates for the year 2005	26,816	176,939	21,713	225,468
Expected loss estimates for the year 2006	742	34,365	4,536	39,643
Expected loss estimates for the year 2007	17,598	9,356	4,367	31,321
Expected loss estimates for the year 2008	578	7,798	2,437	10,813
Expected loss estimates for the remaining life of CMBS	2,467	25,629	8,055	36,151
Cumulative expected loss estimates (including cumulative actual realized losses) through life of CMBS	$133,201	$445,515	$51,348	$630,064

We increased our overall expected loss estimate related to our subordinated CMBS from approximately $600 million as of June 30, 2004 to $630 million as of September 30, 2004, with such total losses occurring or expected to occur through the life of the CMBS portfolio.  This revision to the overall expected loss estimate includes changes in the anticipated timing of resolution and disposition of certain specially serviced assets and the impact of increased projected losses due to lower internal estimates of values on properties underlying certain mortgage loans.  The primary reasons for lower estimates of value include changes in the operating performance of certain properties and related markets and changes to workout negotiations and/or strategies.  There can be no assurance that our overall expected loss estimate of $630 million will not be exceeded as a result of additional or existing adverse events or circumstances.

During the three and nine months ended September 30, 2004, we determined that there had been an adverse change in expected future cash flows for certain of our CMBS due primarily to the factors mentioned above.  As a result, we determined that these CMBS had been impaired under EITF 99-20.  We recorded other than temporary impairment charges on these CMBS through the consolidated income statement of $13.2 million and $14.9 million for the three and nine months ended September 30, 2004, respectively.

Yield to Maturity

The following table summarizes yield-to-maturity information relating to our CMBS:

Pool	Anticipated Yield-to- Maturity as of 1/1/04 (1)	Current Anticipated Yield-to- Maturity as of 10/1/04 (1)

CMBS Pledged to Secure Non-Recourse Debt	9.1%	10.3	%(2)

Retained CMBS Portfolio	13.6%	14.9%

Weighted Average	11.9%	11.9%

(1)          Represents the anticipated weighted average yield, based on amortized cost, over the remaining expected life of the CMBS based on our estimate of the timing and amount of future credit losses and other significant items that are anticipated to affect future cash flows.

(2)          Effective July 1, 2004, CMBS Pledged to Secure Non-Recourse Debt includes approximately 81.5% of our BBB- rated CMBS, as previously discussed.

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

•                  a liquidity premium; except,

•                  for those CMBS or portion thereof expected to experience principal write-downs over their lives, we use an estimated discount rate that we believe approximates the market for similar securities.

(iii)                               changes in cash flows related to principal losses and interest shortfalls, as well as the timing and amount of potential recoveries of such shortfalls, based on our overall expected loss estimate for our CMBS, the fair value of which is determined using a loss adjusted yield to maturity; and

(iv)                              the amount and timing of principal and interest advances made by the servicers for distribution to the CMBS.

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

Key Assumptions Resulting in an Adverse Impact to Fair Value

Factors which could adversely affect the valuation of our CMBS include: (i) the receipt of future cash flows less than anticipated due to higher credit losses (i.e., higher credit losses resulting from a larger percentage of loan defaults, and/or losses occurring greater or sooner than projected, and/or longer periods of recovery between the date of default and liquidation (see also “Key Assumptions in Determining Fair Values” and “Sensitivity of Fair Value to Changes in Credit Losses” below)), (ii) deteriorating credit which would cause assumed interest recoveries to be claimed by bonds higher in priority than ours, (iii) an increase in the required rate of return (see “Sensitivity of Fair Value to Changes in the Discount Rate” below) for CMBS, and/or (iv) the receipt of cash flows later than anticipated (see “Sensitivity of Fair Value to Extension Risk” below).

Sensitivity of Fair Value to Changes in Credit Losses

For purposes of this disclosure, we used a market convention for simulating the impact of increased credit losses on CMBS.  Generally, the industry uses a combination of an assumed percentage of loan defaults (referred to in the industry as a Constant Default Rate or “CDR”), a lag period and an assumed loss severity.  For purposes of this disclosure, we assumed the following loss scenarios, each of which was assumed to begin immediately following September 30, 2004: (i) 3.0% per annum of the commercial mortgage loans were assumed to default and 30% of the then outstanding principal amount of the defaulted commercial mortgage loans were assumed to be lost (referred to in the industry as a 3.0% CDR and 30% loss severity, and referred to herein as the “3%/30% CDR Loss Scenario”), and (ii) 3.0% per annum of each commercial mortgage was assumed to default and 40% of the then outstanding principal amount of each commercial mortgage loan was assumed to be lost (referred to in the industry as a 3.0% CDR and 40% loss severity, and referred to herein as the “3%/40% CDR Loss Scenario”).  The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our total CMBS portfolio by approximately $45.0 million (or 4.7%) and $113.5 million (or 11.8%), respectively.  The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our Retained CMBS Portfolio (portion BBB- through unrated/issuer’s equity) by approximately $44.0 million (or 13.4%) and $112.1 million (or 34.1%), respectively.

The aggregate amount of credit losses assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario and the actual realized losses through September 30, 2004 totaled approximately $741.4 million and $872.1 million, respectively.  These amounts are in comparison to the aggregate amount of anticipated credit losses estimated by us as of September 30, 2004 of approximately $630 million used to calculate GAAP income yields.  It should be noted that the amount and timing of the anticipated credit losses assumed by us related to the GAAP income yields are not directly comparable to those assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario.

Sensitivity of Fair Value to Changes in the Discount Rate

The required rate of return used to determine the fair value of our CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium.  These variables are combined to determine a total rate that, when used to discount the CMBS’s assumed stream of future cash flows, results in a net present value of such cash flows.  The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market’s perception of the issuers and the credit fundamentals of the commercial real estate underlying each pool of commercial mortgage loans.  For purposes of this disclosure, we assumed that the discount rate used to determine the fair value of our CMBS increased by 100 basis points and 200 basis points.  The increase in the discount rate by 100 and 200 basis points, respectively, would result in a corresponding decline in the value of our total CMBS portfolio by approximately $53.1 million (or 5.5%) and $102.0 million (or 10.6%), respectively, and our Retained CMBS Portfolio by approximately $19.0 million (or 5.8%) and $36.3 million (or 11.0%), respectively.

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

Sensitivity of Fair Value to Extension Risk

For purposes of this disclosure, we assumed that the maturity date of each commercial mortgage loan underlying the CMBS was extended for a period of 12 months and 24 months beyond the contractual maturity date specified in each mortgage loan.  The delay in the timing and receipt of such cash flows for an extended period of time consisting of 12 months and 24 months, respectively, would result in a corresponding decline in the value of our total CMBS portfolio by approximately $3.1 million (or 0.3%) and $6.5 million (or 0.6%), respectively, and our Retained CMBS Portfolio by approximately $4.0 million (or 0.8%) and $7.9 million (or 1.7%), respectively.

Impact of Prepayment Risk on Fair Value

Our CMBS are purchased at a discount to their face amount due to their subordinated claim to principal and interest cash flows and priority of allocation of realized losses.  As a result of the discounted purchase price, the return of principal sooner than anticipated from prepayments, and/or in amounts greater than initially assumed when determining the discounted purchase price, would result in an increase in the value of our Retained CMBS Portfolio.  Such appreciation in value would result from the higher subordination level of the CMBS transaction relative to comparable CMBS and the potential for an upgrade in the ratings category of the security and cash flows to us sooner than expected.  Since the effects of prepayments would enhance the value of our CMBS, other than if high-coupon mortgage loans underlying our Retained CMBS Portfolio are prepaid thus reducing the excess interest available to our CMBS, the effects of increased prepayments were excluded from the sensitivity analysis above.

5.                                      INSURED MORTGAGE SECURITIES

We own the following insured mortgage securities.  As of September 30, 2004, 100% of our insured mortgage securities were GNMA mortgage-backed securities.

Date	Number of Mortgage Securities	Fair Value	Amortized Cost	Weighted Average Effective Interest Rate (2)
		(in thousands)	(in thousands)

September 30, 2004 (1)	12	$42,511	$42,380	8.01%

December 31, 2003	39	$147,498	$147,342	7.67%

(1)               As discussed in Note 6, we repaid the remaining non-recourse debt secured by a pledge of insured mortgage securities in the first and second quarters of 2004.  The assets are now pledged to secure amounts borrowed under the Deutsche Bank $95 million secured borrowing facility.

(2)               Weighted averages were computed using total face amount of the mortgage securities.  It is likely that some of the underlying mortgage loans will prepay.  Weighted average lives are one year or less based on our review of remaining prepayment restrictions, lockouts, and prepayment assumptions.

6.                                      DEBT

The following table summarizes our debt outstanding as of September 30, 2004 and December 31, 2003.

	As of September 30, 2004
	Ending Balance		Weighted Average Effective Rate at Quarter End (1)	December 31, 2003 Ending Balance
	(in thousands)			(in thousands)

Recourse to CRIIMI MAE:
Secured by pledge of CMBS	$42,415	(2)	3.5%	$296,250
Senior subordinated secured note	31,267		16.2%	31,267
Secured by pledge of insured mortgage securities	—		—	22,526
Total recourse debt	73,682		8.9%	350,043

Non-Recourse to CRIIMI MAE:
Secured by pledge of CMBS (3)	525,500		8.6%	288,979
Secured by pledge of insured mortgage securities (4)	34,066		1.9%	119,238
Secured by REO asset (5)	7,488		11.8%	7,332
Total non-recourse debt	567,054		8.3%	415,549
TOTAL DEBT	$640,736		8.4%	$765,592

(1)          The weighted average effective interest rate includes the amortization of deferred financing costs and amortization of the discount, if applicable.

(2)          CRIIMI MAE has guaranteed 10%, or up to $4.2 million, of the outstanding debt.

(3)          As of September 30, 2004 and December 31, 2003, the face amount of the debt was $585.2 million and $328.4 million, respectively, with unamortized discount of $59.7 million and $39.5 million, respectively.  The fair value of the collateral securing such debt as of September 30, 2004 and December 31, 2003 was $631.4 million and $325.3 million, respectively.

(4)          As of September 30, 2004 and December 31, 2003, the fair value of the collateral securing such debt was $42.5 million and $147.5 million, respectively.

(5)          As of September 30, 2004 and December 31, 2003, the unpaid principal balance of our non-recourse debt secured by REO asset was $8.6 million, and the unamortized discount was $1.1 million and $1.3 million, respectively.  During October 2004, the underlying collateral was sold at a foreclosure sale and the debt was extinguished (see Note 14).

RECOURSE DEBT

Secured by Pledge of CMBS

Deutsche Bank $95 Million Secured Borrowing Facility

Deutsche Bank provided a $95 million secured borrowing facility to one of our subsidiaries, in the form of a repurchase transaction, on June 30, 2004.  We used $42 million of this facility towards the repayment of our Bear Stearns Debt.  The $42 million advance, which is secured by two of our CMBS (the retained junior interest in our BBB- rated CMBS and our BB+ rated CMBS) which have an aggregate fair value of $129.5 million as of September 30, 2004, bears interest at a per annum rate equal to one month LIBOR plus 1.25%, payable monthly.  The resulting loan to-value ratio was approximately 32% as of September 30, 2004.  Recourse is limited to 10% of the outstanding borrowing amount, or $4.2 million, as of September 30, 2004.  In June 2004, we paid Deutsche Bank $315,000, or 0.75% of the $42 million as a structuring fee.  See “Non-Recourse Debt Secured by Pledge of Insured Mortgage Securities - Deutsche Bank $95 million Secured Borrowing Facility” for a description of an additional $34 million outstanding under this facility as of September 30, 2004.

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

The Deutsche Bank debt is subject to a number of terms, conditions and restrictions including, without limitation, scheduled interest payments and restrictions and requirements with respect to the collection and application of funds.  If the outstanding loan amount under the Deutsche Bank debt related to these two CMBS exceeds 90% and 85%, respectively, of the aggregate market value of such collateral securing the Deutsche Bank debt, as determined by Deutsche Bank in its sole good faith discretion, then Deutsche Bank can require us to transfer cash, cash equivalents or securities so that the outstanding loan amount will be less than or equal to 80% and 75%, respectively, of the aggregate market value of such collateral (including any additional collateral provided).  Failure to meet any margin call could result in an event of default which would enable Deutsche Bank to exercise various rights and remedies including acceleration of the maturity date of the Deutsche Bank debt and the sale of the collateral.

Bear Stearns $200 Million Secured Borrowing Facility

We have a $200 million secured borrowing facility, in the form of a repurchase transaction, with Bear Stearns.  As of September 30, 2004, the outstanding balance under this facility is $415,000, which bears interest at a rate of one-month LIBOR plus 1.5%.  The debt is collateralized by $2.5 million face amount ($1.6 million fair value as of September 30, 2004) of a B- rated CMBS that was purchased in April 2004.  This facility may be used for the acquisition of CMBS and for financing certain other transactions involving securities.  The securities to be transferred to Bear Stearns in each transaction under this facility will be subject to the approval of Bear Stearns in its sole discretion.  The maturity date of each transaction will be determined at the time the transaction is closed and, in each case will be on or before August 14, 2005.  If the market value of the collateral declines we may be required to pay down the debt or post additional collateral.  The financing available for subordinated CMBS purchased under this facility ranges from 80% to 15% of the market value of the CMBS.  The applicable percentage depends primarily upon the ratings category of the CMBS and, to a lesser extent, upon the number of issuer trusts from which we have purchased CMBS.   As to each CMBS transaction, accrued and unpaid interest will be payable monthly at an annual rate ranging from one-month LIBOR plus 0.8% to one-month LIBOR plus 2% and all unpaid principal and accrued and unpaid interest will be payable at maturity.  The liquidity requirement associated with this facility terminated upon the repayment in full of the Bear Stearns Debt in June 2004.  We have guaranteed the obligations of our subsidiary, CRIIMI MAE Asset Acquisition Corp., under this facility.

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

Net (Loss) Gain on Extinguishment of Debt

During the nine months ended September 30, 2004, we recognized $5.2 million of loss on extinguishment of debt due to the write-off of unamortized discount and deferred financing costs related to the extinguishment of the Bear Stearns Debt and certain non-recourse debt, and termination fees related to the Bear Stearns Debt.

During the nine months ended September 30, 2003, we reversed approximately $7.8 million of accrued extension fees related to the secured debt incurred upon our emergence from Chapter 11 in April 2001 (Exit Debt) since the debt was repaid and the extension fees were no longer payable. This reversal is reflected as a gain on extinguishment of debt in our consolidated statement of income.  This reversal was partially offset by approximately $403,000 of breakage fee paid to a lender and legal fees of approximately $47,000, resulting in a net gain on extinguishment of debt of approximately $7.3 million.

Senior Subordinated Secured Note

BREF Debt

In connection with the January 2003 recapitalization, Brascan Real Estate Finance Fund I L.P. (BREF Fund) purchased $30 million face amount of our newly issued subordinated debt.  The BREF Debt matures on January 13, 2006 and bears interest at an annual rate of 15%.  The interest on the BREF Debt is payable semi-annually and there are no principal payments until maturity.  We have the right to defer two-thirds of the interest on the BREF Debt during its term.  On the June 15, 2003 payment date, we deferred two-thirds of the interest or approximately $1.3 million, due on that date.  This deferred interest was capitalized and treated as additional principal due upon maturity.  On the December 15, 2003 and June 15, 2004 payment dates, we paid all non-capitalized interest current.  The BREF Debt is secured by first liens on the equity interests of two of our subsidiaries.  Although these liens effectively provide BREF Fund with an indirect lien on substantially all of our Retained CMBS Portfolio and all of our insured mortgage securities, Deutsche Bank has first direct liens on our retained junior interest in our BBB- rated CMBS, our BB+ rated CMBS and insured mortgage securities.  Pursuant to the Investment Agreement with BREF Investments, we are also obligated to pay BREF Investments a quarterly maintenance fee of $434,000 through January 2006.

NON-RECOURSE DEBT

Secured by Pledge of CMBS

Repurchasable Senior Interest Issuance

On June 30, 2004, we issued a senior interest certificate with a face amount of $260 million in our $319 million (currently BBB- rated) CBO-2 bonds to Deutsche Bank Securities Inc.  The issuance of the $260 million senior interest certificate was priced to yield approximately 8.5% and netted proceeds of approximately $237 million, which were used towards repayment of the remaining balance of the Bear Stearns Debt.  We have the right, after five years, to repurchase the senior interest certificate at a price calculated by using the then applicable interest rate swap rate plus 1.65%.

Securitized Bond Obligations

During 1998 and 1999, we issued non-recourse debt in connection with the issuance of CBO-2.  The outstanding face amount and amortized cost of this debt was $325.2 million and $288.0 million, respectively, as of September 30, 2004.

Secured by Pledge of Insured Mortgage Securities

Deutsche Bank $95 Million Secured Borrowing Facility

As previously discussed, Deutsche Bank provided a $95 million secured borrowing facility to us, in the form of a repurchase transaction, on June 30, 2004.  In addition to the $42 million advance described above as recourse debt, we borrowed an additional $53 million of this facility on June 30, 2004 towards the repayment of amounts owing on our Bear Stearns $200 million secured borrowing facility.  As of September 30, 2004, the amount outstanding was $34 million, which is secured by insured mortgage securities, the borrowing is non-recourse, bears interest at a per annum rate equal to one month LIBOR plus 0.10%, payable monthly.  See previous discussion of Deutsche Bank debt secured by CMBS for a summary of certain other terms and conditions related to this facility.

If the outstanding loan amount under the Deutsche Bank debt related to our insured mortgage securities exceeds 86.5% of the aggregate market value of such insured mortgage securities securing such advance, as determined by Deutsche Bank in its sole good faith discretion, then Deutsche Bank can require us to transfer cash, cash equivalents or securities so that the outstanding loan amount will be less than or equal to 86.5% of the aggregate market value of such collateral (including any additional collateral provided).

7.                                      DERIVATIVE FINANCIAL INSTRUMENTS

In 2003, we entered into a total of three interest rate swaps to hedge the variability of the future interest payments on the then anticipated collateralized debt obligation (CDO) attributable to future changes in interest rates.   Under these swaps, we agreed to pay Bear Stearns a weighted average fixed interest rate of 4.15% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount of $100 million.  These swaps were effective on October 15, 2003.  On November 15, 2003 we began making monthly payments to Bear Stearns equal to the difference between the weighted average swap rate of 4.15% per annum and the current one-month LIBOR rate on the notional amount of $100 million.  The interest rate swaps were originally designated to hedge future fixed-rate interest payments on the then anticipated CDO.  Through December 31, 2003, these swaps were treated as cash flow hedges for GAAP.  During the first quarter of 2004, we started exploring other refinancing alternatives.  As a result, effective January 1, 2004, we began reflecting changes in the fair value of the swaps through earnings.  Additionally, during the first quarter of 2004, we reclassified $4.7 million in Accumulated Other Comprehensive Income to earnings as hedge ineffectiveness based on our reassessment of the probability of the CDO as originally specified and contemplated at the inception of the interest rate swaps.  Ineffectiveness and fair-value adjustments are included in net gains on derivatives in the accompanying consolidated income statement.

On April 1, 2004, we entered into an additional interest rate swap in which we agreed to pay Bear Stearns a fixed interest rate of 4.21% per annum in exchange for floating payments based on one-month LIBOR on a notional amount of $100 million.   The monthly interest payments commenced on May 15, 2004.  The swap was not designated as a hedging instrument, and as a result, changes in fair value, as well as the impact of any cash payments made or received, were recognized in current period earnings as net (losses) gain on derivatives.  In connection with the refinancing of the Bear Stearns debt in June 2004, we liquidated this swap and the swaps that we entered into in 2003 generating approximately $15.2 million in proceeds.

On August 6, 2004, we entered into an interest rate swap in which we agreed to pay Deutsche Bank a fixed interest rate of 4.70% per annum in exchange for floating payments based on one-month LIBOR on a notional amount of $40 million over a 10-year term.   The monthly interest payments commenced on September 7, 2004.  The swap was not designated as a hedging instrument, and as a result, changes in fair value, as well as the impact of any cash payments made or received, were recognized in current period earnings as net (losses) gains on derivatives.  In connection with this swap and pursuant to the interest rate swap documents and Master Netting Agreement with Deutsche Bank, we have granted to Deutsche Bank a security interest in all of our right, title and interest in certain assets, and property (including our right to any “Excess” as defined in the Master Netting Agreement) related to the collateral securing the Deutsche Bank debt secured by CMBS, to secure our obligations under the interest rate swap documents and the Deutsche Bank debt secured by CMBS.  This security interest constitutes additional collateral for the Deutsche Bank debt secured by CMBS.  Under the Master Netting Agreement, on any day on which we have any obligation to deliver cash or additional eligible collateral under either the interest rate swap or the Deutsche Bank debt, such obligation will be deemed satisfied to the extent there exists an Excess under the Deutsche Bank debt or an obligation for Deutsche Bank to deliver cash or eligible collateral to us under the interest rate swap.

We recognized approximately $(1.1) million and $13.5 million of net (losses) gains on derivatives during the three and nine months ended September 30, 2004, respectively and approximately $(1.9) million of net losses on derivatives during the three and nine months ended September 30, 2003.

8.                                      DIFFERENCES BETWEEN FINANCIAL STATEMENT NET INCOME AND TAXABLE INCOME (LOSS)

The differences between GAAP net income (loss) and taxable income (loss) are generally attributable to differing treatment, including timing related thereto, of unrealized/realized gains and losses associated with certain assets; the bases, income, impairment, and/or credit loss recognition related to certain assets, primarily our CMBS, and amortization of various costs.  Additionally, differences between GAAP net income (loss) and taxable income (loss) are attributable to differing treatment of our non-recourse debt obligations and, in some cases, accounting for derivative instruments.  The distinction between GAAP net income (loss) and taxable income (loss) is important to our shareholders because dividends or distributions, if any, are declared and paid on the basis of taxable income or loss.  CRIIMI MAE Inc. does not pay Federal income taxes as long as we satisfy the requirements for exemption from taxation pursuant to the REIT requirements of the Internal Revenue Code.  We calculate our taxable income or loss as if we were a regular domestic corporation.  This taxable income or loss level determines the amount of dividends, if any, we are required to distribute over time in order to eliminate our tax liability pursuant to REIT requirements.

A summary of our year-to-date estimated taxable income to common shareholders and the remaining NOL carry forward as of September 30, 2004 is as follows:

(in millions)
Taxable income to common shareholders for the nine months ended September 30, 2004 prior to NOL carry forward	$16.8
LESS: Utilization of NOL carry forward	(16.8)
Taxable income to common shareholders for the nine months ended September 30, 2004	$—

Accumulated NOL through December 31, 2003	$(307.8)
NOL utilization during the nine months ended September 30, 2004	16.8
NOL carried forward for use in future periods	$(291.0)

The NOL carry forward of $291.0 million at September 30, 2004 can be carried forward to offset future taxable income until it is fully utilized or it expires.  If the carry forwards are not used, they will expire between the years 2021 and 2024.  As discussed above, taxable income will generally differ from GAAP net income during a given period, and such differences are likely to be material.

The taxable income to common shareholders for the nine months ended September 30, 2004 included, among other things, realized credit losses on CMBS of approximately $42.5 million and excluded net gains on derivatives of $13.4 million and impairment of CMBS of $14.9 million.

The adjusted tax basis of the underlying CMBS was approximately $1.1 billion as of September 30, 2004.  For GAAP purposes, the amortized cost basis of our CMBS was approximately $746.3 million as of September 30, 2004.  The tax and GAAP basis of the aggregate debt obligations related to the financings of our CMBS was approximately $972.9 million and $599.2 million, respectively, at September 30, 2004.

9.                                      COMMON STOCK

We had 300,000,000 authorized shares and 15,525,891 and 15,384,648 issued and outstanding shares of $0.01 par value common stock at of September 30, 2004 and December 31, 2003, respectively.  The following table summarizes the common stock activity through September 30, 2004:

Date	Description	Common Shares Issued	Balance of Common Shares Outstanding

December 31, 2003	Beginning balance		15,384,648
	Stock options exercised	163,427
	Shares repurchased	(27,216)
	401(k) matching contribution	5,032
September 30, 2004	Balance		15,525,891

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

Series B Cumulative Convertible Preferred Stock

On March 23, 2004, we sold 585,000 shares of our Series B Preferred Stock for $25.42 per share, resulting in aggregate gross proceeds of $14.9 million. As of September 30, 2004 and December 31, 2003, there were 2,178,982 and 1,593,982 shares of Series B Preferred Stock issued and outstanding, respectively.  The Series B Preferred Stock provides for a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $3.00, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 0.4797 times one plus a conversion premium of 3%, subject to further adjustment upon the occurrence of certain events.  As of September 30, 2004, each share of Series B Preferred Stock was convertible into 0.4797 shares of common stock.  On August 4, 2004, we declared a dividend payment of $0.68 per share of Series B Preferred Stock to shareholders of record on September 17, 2004 for the period of July 1, 2004 through September 30, 2004.  The aggregate dividends of $1,481,708 were paid on September 30, 2004.

On November 8, 2004, we declared cash dividends of $0.68 per share of Series B Preferred Stock payable on December 30, 2004 to shareholders of record on December 16, 2004.

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

Series H Junior Preferred Stock

As of September 30, 2004 and December 31, 2003, there were no issued and outstanding shares of Series H Preferred Stock.

11.                             EARNINGS PER SHARE

The following tables reconcile basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003.

(in thousands, except share amounts)
	For the three months ended September 30, 2004			For the three months ended September 30, 2003
	Income (loss)	Weighted Average Shares Outstanding	Per Share Amount	Income (loss)	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share:
Income (loss) to common shareholders	$(9,286)	15,450,988	$(0.60)	$(7,375)	15,204,913	$(0.49)
Dilutive effect of securities (1):
Stock options	—	—		—	—
Unvested restricted stock	—	—		—	—
Warrants	—	—		—	—
Convertible Preferred Stock	—	—		—	—
Diluted earnings per share (1):
Income (loss) to common shareholders	$(9,286)	15,450,988	$(0.60)	$(7,375)	15,204,913	$(0.49)

	For the nine months ended September 30, 2004			For the nine months ended September 30, 2003
	Income (loss)	Weighted Average Shares Outstanding	Per Share Amount	Income (loss)	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share:
Income (loss) to common shareholders	$11,269	15,416,379	$0.73	$(6,693)	15,114,173	$(0.44)
Dilutive effect of securities (1):
Stock options	—	244,193		—	—
Unvested restricted stock	—	27,503		—	—
Warrants	—	10,689		—	—
Convertible Preferred Stock	—	—		—	—
Diluted earnings per share (1):
Income (loss) to common shareholders	$11,269	15,698,764	$0.72	$(6,693)	15,114,173	$(0.44)

(1)          Common stock options, unvested restricted stock, common stock warrants, and convertible preferred stock have been excluded from dilutive earnings per share computations when such items are anti-dilutive.

12.                               TRANSACTIONS WITH RELATED PARTIES

The following is a summary of the related party transactions which occurred during the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004	2003	2004	2003

Amounts paid or accrued to BREF and affiliates (1)
Compensation for services of CEO (2)(3)	$313	$284	$563	$573
Interest expense on BREF senior subordinated note	1,172	1,173	3,517	3,268
BREF maintenance fee	434	434	1,302	1,230
Expense reimbursements to affiliates of BREF Fund and employees of these affiliates (3)	4	12	18	30
Origination fee and reimbursement of recapitalization expenses	—	—	—	1,200
Total	$1,923	$1,903	$5,400	$6,301

Amounts received or accrued from the AIM Limited Partnerships (4)
Income/gain (5)	$15	$83	$459	$306
Return of capital (6)	421	1,117	1,804	2,071
Liquidation proceeds (7)	—	—	1,420	—
Total	$436	$1,200	$3,683	$2,377

Amounts received or accrued from AIM Acquisition Limited Partnership (5)	$6	$36	$36	$127

Expense reimbursements from AIM Limited Partnerships (6)	$45	$50	$100	$161

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

(2)          Barry Blattman, our Chairman and CEO, is affiliated with BREF Fund and BREF Investments.  Subject to the approval of the Compensation and Stock Option Committee of our Board of Directors, and the approval of the disinterested members of the Board, we expect to pay Brascan Real Estate Financial Partners, LLC (BREF Partners), an affiliate of BREF Fund and BREF Investments, for Mr. Blattman’s services as Chairman and CEO during 2004.  Although the compensation for Mr. Blattman’s 2004 services has not been set, we have accrued an estimated amount payable for the respective time periods.

(3)          Included in general and administrative expenses on the accompanying consolidated statements of income.

(4)          The AIM Limited Partnerships are limited partnerships that hold insured mortgages and whose general partner is one of our subsidiaries.  In February 2004, three of the four AIM Limited Partnerships were liquidated.

(5)          Included in other income on the accompanying consolidated statements of income.

(6)          Included as a reduction of equity investments included in receivables and other assets on the accompanying consolidated balance sheets.

(7)          We received approximately $1.8 million of liquidation proceeds related to our general partner interests in the three liquidated AIM Limited Partnerships, of which $1.4 million reduced our basis to zero and approximately $395,000 was included in income/gain received from these AIM Limited Partnerships.

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

The following tables detail the financial performance of these operating segments for the three and nine months ended September 30, 2004 and 2003.

	As of and for the three months ended September 30, 2004
(in thousands)	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
Interest income	$23,288	$—	$—	$23,288
Interest expense	(13,412)	—	—	(13,412)
Net interest margin	9,876	—	—	9,876

Fee/Other income	936	2,151	—	3,087
General and administrative expenses	(2,547)	—	(170)	(2,717)
Deferred compensation expense	(144)	—	—	(144)
Depreciation and amortization	(90)	—	—	(90)
Servicing general and administrative expenses	—	(2,451)	170	(2,281)
Servicing amortization, depreciation and impairment	—	(208)	—	(208)
BREF maintenance fee	(434)	—	—	(434)
Net losses on insured mortgage security dispositions	(262)	—	—	(262)
Net (loss) gain on extinguishment of debt	—	—	—	—
Impairment of REO asset	—	—	—	—
Impairment of CMBS	(13,226)	—	—	(13,226)
Net (losses) gains on derivatives	(1,100)	—	—	(1,100)
Recapitalization expenses and lease termination expenses	(305)	—	—	(305)
	(17,172)	(508)	—	(17,680)
Net (loss) income before dividends paid or accrued on preferred shares	$(7,296)	$(508)	$—	$(7,804)

Total assets	$1,068,629	$10,503	$—	$1,079,132

	As of and for the three months ended September 30, 2003
(in thousands)	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
Interest income	$25,608	$—	$—	$25,608
Interest expense	(17,712)	—	—	(17,712)
Net interest margin	7,896	—	—	7,896

Fee/Other income	384	2,425	—	2,809
General and administrative expenses	(2,630)	—	(397)	(3,027)
Deferred compensation expense	(24)	—	—	(24)
Depreciation and amortization	(132)	—	—	(132)
Servicing general and administrative expenses	—	(2,905)	397	(2,508)
Servicing amortization, depreciation and impairment	—	(293)	—	(293)
Income tax benefit (expense)	—	324	—	324
BREF maintenance fee	(434)	—	—	(434)
Net losses on insured mortgage security dispositions	(749)	—	—	(749)
Impairment of CMBS	(4,705)	—	—	(4,705)
Net (losses) gains on derivatives	(1,930)	—	—	(1,930)
Executive contract termination expenses	(2,028)	(847)	—	(2,875)
	(12,248)	(1,296)	—	(13,544)
Net (loss) income before dividends paid or accrued on preferred shares	$(4,352)	$(1,296)	$—	$(5,648)

Total assets	$1,095,408	$11,851	$—	$1,107,259

	As of and for the nine months ended September 30, 2004
(in thousands)	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
Interest income	$72,503	$—	$—	$72,503
Interest expense	(38,611)	—	—	(38,611)
Net interest margin	33,892	—	—	33,892

Fee/Other income	1,899	8,171		10,070
General and administrative expenses	(7,539)	—	(499)	(8,038)
Deferred compensation expense	(433)	—	—	(433)
Depreciation and amortization	(307)	—	—	(307)
Servicing general and administrative expenses	—	(6,548)	499	(6,049)
Servicing amortization, depreciation and impairment	—	(680)	—	(680)
Income tax expense	—	(3)	—	(3)
BREF maintenance fee	(1,302)	—	—	(1,302)
Net losses on insured mortgage security dispositions	(917)	—	—	(917)
Net (loss) gain on extinguishment of debt	(5,201)	—	—	(5,201)
Impairment of REO asset	(2,609)	—	—	(2,609)
Impairment of CMBS	(14,863)	—	—	(14,863)
Impairment of mezzanine loan	(527)	—	—	(527)
Net gains on derivatives	13,473	—	—	13,473
Recapitalization expenses and lease termination expenses	(547)	—	—	(547)
	(18,873)	940	—	(17,933)
Net income (loss) before dividends paid or accrued on preferred shares	$15,019	$940	$—	$15,959

Total assets	$1,068,629	$10,503	$—	$1,079,132

	As of and for the nine months ended September 30, 2003
(in thousands)	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
Interest income	$78,720	$—	$—	$78,720
Interest expense	(55,673)	—	3	(55,671)
Net interest margin	23,047	—	3	23,049

Fee/Other income	1,201	7,317	(3)	8,515
General and administrative expenses	(8,003)	—	(813)	(8,816)
Deferred compensation expense	(43)	—	—	(43)
Depreciation and amortization	(450)	—	—	(450)
Servicing general and administrative expenses	—	(7,788)	813	(6,975)
Servicing amortization, depreciation and impairment	—	(1,181)	—	(1,181)
Income tax benefit	—	510	—	510
BREF maintenance fee	(1,230)	—	—	(1,230)
Net gains on insured mortgage security dispositions	(523)	—	—	(523)
Gain on extinguishment of debt	7,337	—	—	7,337
Impairment of CMBS	(13,653)	—	—	(13,653)
Net (loss) gains on derivatives	(1,930)	—	—	(1,930)
Recapitalization expenses	(3,149)	—	—	(3,149)
Executive termination costs	(2,028)	(847)	—	(2,875)
	(22,471)	(1,989)	(3)	(24,463)
Net income (loss) before dividends paid or accrued on preferred shares	$576	$(1,989)	$—	$(1,414)

Total assets	$1,095,408	$11,851	$—	$1,107,259

14.                               SUBSEQUENT EVENTS

Gain On Extinguishment of Debt Related to REO

Through a limited partnership (the borrower), for which another limited partnership that we controlled served as the managing general partner, we owned a shopping center in Orlando, Florida which we accounted for as real estate owned.  The asset was subject to $8.6 million face amount of non-recourse, first mortgage debt for which the borrower was the obligor.  The debt was reflected as non-recourse debt secured by real estate owned (REO) asset on our consolidated balance sheets as of September 30, 2004 and December 31, 2003.   The coupon rate on this debt was 7.34% and the effective interest rate was 11.8% as a result of the discount amortization.  The discount was being amortized to interest expense through maturity in 2008.  Previously, our strategy had been to hold the asset, attempt to lease it up at market rates and dispose of it in 2008.  In March 2004, we undertook a re-evaluation of our business strategy with respect to the asset and concluded, based on a review of current market conditions, the real estate was impaired.  We wrote down the value of the asset to estimated fair value and recorded a resulting impairment charge of approximately $2.6 million during the first quarter of 2004.  Included in our consolidated statements of income for the nine months ended September 30, 2004, was the impairment charge of $2.6 million and other loss of approximately $(330,000) relating to this REO.

On October 5, 2004, the shopping center was sold at foreclosure.  As of September 30, 2004 and the date of sale, we had approximately $6.3 million in assets and approximately $8.1 million of liabilities included in our consolidated balance sheet relating to this property.  As a result of the sale to satisfy the related first mortgage non-recourse debt, we removed the assets and liabilities relating to the real estate owned which we expect to result in a gain of approximately $1.8 million which will be recorded in the fourth quarter of 2004.  The plaintiff-lender executed a release in favor of CRIIMI MAE Inc. and filed a dismissal with prejudice of the claim it had filed against CRIIMI MAE as guarantor in the foreclosure action.

Deferred Compensation Plan

Effective October 1, 2004, our Board of Directors approved a Deferred Compensation Plan (the “Deferred Compensation Plan”).  The Deferred Compensation Plan permits non-employee directors and eligible employees to defer income taxation on restricted stock awards and cash compensation by electing each year to defer, in full or in part, receipt of the restricted stock awards and cash compensation, and instead receive Restricted Stock Units (RSUs).  Such RSUs would not be taxable to the non-employee directors or eligible employees until settled by issuance of the Company’s common stock in a 1:1 ratio upon the termination of service or employment of the non-employee directors or eligible employees.  We have reserved 60,000 shares of common stock for future settlement of RSUs based on our estimate of compensation payable to our non-employee directors over the next two years.  In September 2004, we filed with the SEC a registration statement to register these 60,000 shares to be used for future issuance pursuant to the Deferred Compensation Plan.

Generally, a participant in the Plan that elects to defer a restricted stock award shall receive credit as of the grant date of the restricted stock award, in his account with a number of RSUs equal to the number of shares of restricted stock otherwise due that participant.  Any RSU credited to a participant account as a result of the deferral of a restricted stock award will be subject to the same vesting requirements that the restricted stock contained.  A participant in the Plan that elects to defer cash compensation shall receive a credit in his account with the number of RSUs equal to the amount of such deferred cash compensation divided by the fair value of a share of CRIIMI MAE common stock on the last business day of the quarter in which the deferral is effective.  Furthermore, RSUs credited to a participant’s account will be credited with “dividend equivalents” in an amount equal to the amount the participant would have received as dividends, if the RSUs were actual shares of CRIIMI MAE common stock held by the participant.  Such dividend equivalents will be converted into additional RSUs based on the value of CRIIMI MAE common stock as of the last business day of the quarter in which the dividend is credited.  If the RSUs are issued as the result of a deferral of a restricted stock award, the dividend equivalents will be subject to the same vesting schedule as the RSUs.  While RSUs will be deemed invested in CRIIMI MAE common stock, participants in the Plan will have no rights as stockholders to vote or dispose of the RSUs until actual stock is distributed to the participant.  Restricted stock awards converted to RSUs are issued under our 2001 Stock Incentive Plan, as amended.  Shares issuable in respect of cash compensation deferred into RSUs are issued pursuant to the Deferred Compensation Plan.

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

•                  We also perform mortgage servicing through our servicing subsidiary, CRIIMI MAE Services Limited Partnership (CMSLP).  CMSLP performs special servicing on substantially all of the commercial mortgage loans underlying our CMBS.

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

On June 30, 2004, we completed a comprehensive refinancing transaction that included the payoff of a substantial portion of our recourse debt through the issuance of a repurchasable senior interest certificate in our currently BBB- rated CMBS, as more fully described below.  This refinancing effectively completed the restructuring of our balance sheet, resulted in additional match-funding of our core assets through the issuance of non-recourse debt, and provides us with the ability to begin implementation of our new business strategy.

For the balance of 2004 and for 2005, we expect to focus on establishing a fully integrated commercial lending program as we transition to “manufacturing” subordinated CMBS investments rather than pursuing secondary-market acquisition opportunities as we have in the past.  By “manufacturing” we mean directly originating, or purchasing at origination, commercial mortgage loans, and financing these loans via the periodic issuance of investment-grade rated CMBS.  This strategy would continue our historical focus on higher-yielding tranches of CMBS, but would allow us to better control the risk inherent in such investments since we would be involved in the transactions at inception (i.e. at the time the loans are originated).  During the third and fourth quarters of 2004, we have been and will continue to undertake a number of activities relating to the planning for this strategy, including:  interviewing prospective key new employees, developing estimates of anticipated compensation and other general and administrative expenses, finalizing the documentation of our warehouse facility and researching potential technology platform solutions for loan origination, securitization and primary servicing functions.

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

Our ability to begin a loan origination program, as well as make other mortgage related investments, depends on, among other things, our internally generated cash flows, available liquidity, and our ability to access additional capital.  As discussed below, we have obtained a commitment for a $500 million non-recourse warehouse facility which will be used in connection with our new loan origination program.  Factors which could affect our ability to access additional capital include among other things, the amount of our debt, the cost and availability of such capital at terms that will be acceptable to us, the availability of investment products at attractive rates of return, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, the effects of terrorism, general economic conditions, perceptions in the capital markets of our business, results of our operations, and our financial leverage, financial condition, and business prospects.  There can be no assurance that we will be able to successfully launch our loan origination program and/or resume making mortgage related investments.

On June 30, 2004, we paid off a substantial portion of our recourse debt outstanding using proceeds from the issuance of a non-recourse, repurchaseable senior interest certificate in our currently BBB- rated CMBS, proceeds from the liquidation of our interest rate swaps, and amounts drawn on a new, secured borrowing facility.  A summary of this transaction is as follows:

•                  We issued a senior interest certificate with a face amount of $260 million, or 81.5%, in our $319 million (currently BBB- rated) CMBS, and generated net proceeds of approximately $237 million.  The senior interest certificate is treated as non-recourse debt, has an effective interest rate of approximately 8.5%, and a coupon rate of 7%.  We have retained the right to repurchase this senior interest certificate after five years.  See “Capital Resources - Non-Recourse Debt” and “Financial Condition -Summary of CMBS” and Note 6 to the consolidated financial statements for additional information.

•                  We liquidated a $200 million aggregate interest rate swap position and generated proceeds of approximately $15.2 million.  See “Results of Operations — Net Gains on Derivatives” for additional information.

•                  We borrowed $95 million under a new, longer-term secured financing facility.  The $95 million facility has a three-year term, with an option to extend the term for one year, and is comprised of two borrowing amounts.  See “Capital Resources — Recourse Debt” and “Capital Resources — Non-Recourse Debt” and Note 6 to the consolidated financial statements for additional information.

•                  Additionally, we obtained a commitment for a $500 million non-recourse warehouse facility which we will use to finance the origination of new commercial mortgage loans and will bear interest at a rate of one-month LIBOR plus 75 basis points.

A summary of the significant sources and uses of cash related to the June 30, 2004 refinancing transaction is included in the table that follows.

Summary of Significant Sources and Uses of Cash:

The following table is a summary of CRIIMI MAE’s significant sources and uses of cash during the three and nine months ended September 30, 2004 and September 30, 2003:

	For the three months ended			For the nine months ended
(in millions)	September 30, 2004		September 30, 2003	September 30, 2004	September 30, 2003
Sources and Uses of Cash related to Other Activities (1):

Cash received from Retained CMBS Portfolio	$14.4		$14.6	$39.2 (2)	$45.7
Cash from non-core assets (3)	4.8		3.5	10.8	6.5

Cash used to service debt, excluding match-funded debt:
Principal payments	—	(4)	(1.3)	3.1	(4.9)
Interest payments	(0.4	)(4)	(3.2)	(10.0)	(17.3	)(5)
Cash used to make interest rate swap payments	(0.1)		—	(2.1)	—
Cash used to pay preferred dividends	(1.5)		(1.7)	(4.7)	(10.5	)(7)
General and administrative expenses (6)	(2.7)		(3.0)	(8.0)	(8.8)
BREF maintenance fee (6)	(0.4)		(0.4)	(1.3)	(0.9)

Sources and Uses of Cash related to June 30, 2004 Refinancing Transaction:

Cash from issuance of senior interest certificate in (currently BBB- rated) CMBS	—		—	237.1	—
Cash from liquidation of swap position	—		—	15.2	—
Cash from Deutsche Bank $95 million borrowing facility	—		—	94.7	—

Cash used to retire Bear Stearns Debt	—		—	(293.1)	—
Cash used to pay down Bear Stearns $200 million borrowing facility	—		—	(52.7)	—
Other cash items, net, related to transaction	—		—	(1.2)	—

Sources and Uses of Cash related to Equity/Other Transactions:

Cash used to redeem Series F and G Preferred Stock	—		—	(18.3)	—
Cash from issuance of Series B Preferred Stock	—		—	14.9	—
Cash received/used to exercise clean-up calls related to non-recourse debt	—		—	2.1	—
Cash used to purchase CMBS	—		—	(1.2)	—

(1)          CMSLP’s cash is not used to service our debt or pay dividends and is therefore excluded from this summary table.  CMSLP retains its cash to fund its operations.

(2)          The decrease in cash received from our Retained CMBS Portfolio is primarily due to the reimbursement of approximately $3.3 million of excess advances relating to the Shilo Inns loans, and due to increased realized losses and other shortfalls during the period.

(3)          Includes cash received primarily from our interests in the AIM Limited Partnerships, insured mortgage securities and mezzanine loans.  The nine months ended September 30, 2004 includes proceeds aggregating $1.8 million from the liquidation of three AIM Limited Partnerships.  Additionally, the three months ended September 30, 2004 and 2003 include proceeds of $2.8 million and $1.8 million, respectively, related to the payoff of mezzanine loans.

(4)          The June 30, 2004 refinancing transaction reduced our debt service requirements related to certain of our debt.  Due to the retirement of the Bear Stearns Debt and the related refinancing, our principal debt service requirements were eliminated (for a three year term) and our interest payments were reduced.

(5)          The nine months ended September 30, 2003 includes approximately $3.1 million of additional interest paid during the 45 day redemption notice period on the Series A Senior Secured Notes and the Series B Senior Secured Notes.

(6)          The general and administrative expenses and BREF maintenance fee are the amounts as reflected in our consolidated income statement.

(7)          This amount includes the payment of all outstanding accrued dividends to preferred shareholders.

Cash flows from our Retained CMBS Portfolio will continue to be affected by the amount and timing of additional actual defaults, realized losses, interest shortfalls, master servicer advance recoveries and appraisal reduction amounts on properties underlying our Retained CMBS Portfolio.  Estimated cumulative losses on our Retained CMBS Portfolio, which have been included in our estimated yields, are expected to continue to increase significantly through 2005 and will likely result in decreased cash received from our Retained CMBS Portfolio in future years.  Also, we currently face uncertainty regarding the potential impact of events involving our most significant borrowing relationship as discussed under the caption “Financial Condition — Summary of CMBS – Specially Serviced Mortgage Loans”.

A summary of our statement of cash flows for the nine months ended September 30, 2004 as compared to September 30, 2003 is as follows:

Net cash provided by operating activities increased by approximately $4.5 million to $24.1 million during the nine months ended September 30, 2004 from $19.6 million during the nine months ended September 30, 2003.  The increase was primarily attributable to the $2.3 million paid to certain executives for contract terminations and $2.1 million in severance paid to our former Chairman and former President in 2003.

Net cash provided by investing activities increased by approximately $12.3 million to $130.8 million during the nine months ended September 30, 2004 from $118.4 million during the nine months ended September 30, 2003.  The increase was primarily attributable to:

•                  $15.2 million proceeds from liquidating derivatives in 2004;

•                  $6.2 million increase in proceeds from mortgage security prepayments and the sale of $17.7 million of our FHA loans during 2004;

•                  $5.1 million decrease in proceeds resulting from the difference between cash (paid) received in excess of income recognized on our Retained CMBS Portfolio, due primarily to the reimbursement of excess advancing related to the Shilo Inns loans in 2004;

•                  $1.6 million purchase of CMBS in 2004; and

•                  $3.3 million of proceeds from the sale of investment-grade CMBS by CMSLP in 2003.

Net cash used in financing activities decreased by approximately $11.4 million to $139.0 million during the nine months ended September 30, 2004 from $150.3 million during the nine months ended September 30, 2003.  The increase is primarily attributable to:

•                  $5.2 million increase in principal payments on recourse and non-recourse debt;

•                  $12.7 million decrease in proceeds from the issuance of common stock;

•                  $3.7 million net use of cash from the issuance of the additional Series B Preferred Stock and the redemption of the Series F and G Preferred Stock in 2004;

•                  $27.9 million net increase in proceeds received from the issuance of additional recourse and non-recourse debt less the related debt issuance costs in 2004; and

•                  $5.8 million reduction in the payment of dividends to preferred shareholders.

Capital Resources

Our consolidated indebtedness was approximately $640.7 million as of September 30, 2004.  Recourse debt was $73.7 million, or 11% of total indebtedness and non-recourse debt was $567.1 million, or 89% of total indebtedness as of September 30, 2004, as discussed below.

Recourse Debt

Certain information regarding our recourse debt at September 30, 2004 is as follows:

	Carrying Amount (1)	Stated Interest Rate	Stated Maturity Date
	(in thousands)
Secured by pledge of CMBS (2)	$42,000	LIBOR + 1.25%	June 2007	(3)
Secured by pledge of CMBS	415	LIBOR + 1.5%	August 2005
Senior subordinated secured note	31,267	15%	January 2006
Total recourse debt	$73,682

(1)          Carrying amount approximates face amount.

(2)          Recourse is limited to 10% of this outstanding debt, or $4.2 million, as of September 30, 2004.

(3)          The terms of the debt permit us to extend the term for one twelve-month period.  If we extend, we will be required to retire 25% of the then outstanding debt balance each quarter over the remaining year of the term.

Substantially all of our recourse debt secured by pledge of CMBS is collateralized by the retained junior interest in our currently BBB- rated CMBS and by our currently BB+ rated CMBS.  The senior subordinated secured note is collateralized by an indirect second lien on our Retained CMBS Portfolio and is not prepayable.

See Note 6 in our notes to consolidated financial statements for a more detailed discussion of our recourse debt.

Non-Recourse Debt

Certain information regarding our non-recourse debt at September 30, 2004 is as follows:

	Carrying Amount	Face Amount	Stated Interest Rate	Stated Maturity Date
	(in thousands)	(in thousands)
Secured by pledge of CMBS	$525,500	$585,198	7.0%	2028 and 2033
Secured by pledge of insured mortgage securities	34,066	34,066	LIBOR + 0.10%	June 2007	(1)
Secured by REO asset (2)	7,488	8,587	7.34%	May 2008
Total non-recourse debt	$567,054	$627,851

(1)          The terms of the debt permit us to extend the term for one twelve-month period.  If we extend, we will be required to retire 25% of the then outstanding debt balance each quarter over the remaining year of the term.

(2)          The debt was extinguished in October 2004.

Our non-recourse debt totals approximately $567.1 million as of September 30, 2004, $525.5 million of which is secured by our investment grade CMBS, except for 18.5% of our BBB- rated CMBS, and $34.1 million of which is secured by our insured mortgage securities.  Principal payments on these obligations are required to the extent of principal payments received on the underlying CMBS and insured mortgage securities.  The remaining $7.5 million of non-recourse debt is secured by our REO asset.  See Note 14 in our notes to consolidated financial statements for a further discussion of our REO asset and the extinguishment of the debt.

See Note 6 in our notes to consolidated financial statements for a more detailed discussion of our non-recourse debt.

Derivative Financial Instruments

The following is a summary of our derivative financial instruments as of September 30, 2004:

	Notional Amount	Estimated Fair Value Asset (Liability)	Rate	Maturity Date
	(in thousands)	(in thousands)

Interest rate swap (1)	$40,000	$(893)	4.70%	August 5, 2014
Interest rate cap	$50,000	$—	2.25%	November 4, 2004

(1)            As discussed in “Results of Operations – Net Gains on Derivatives,” we entered into an undesignated interest rate swap with a notional amount of $40 million in August 2004.  Under this swap agreement, we agreed to pay Deutsche Bank a fixed rate of 4.70% per annum in exchange for floating payments based on one-month LIBOR on the notional amount of $40 million.  In addition, we had undesignated interest rate swaps aggregating a notional amount of $200 million during the first six months of 2004.  Under these interest rate swaps, we agreed to pay Bear Stearns a weighted average fixed rate of 4.18% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount.  In connection with the refinancing of the Bear Stearns Debt in June 2004, we liquidated this swap and the swaps that we entered into in 2003 generating approximately $15.2 million in proceeds.

Business Segments

Management currently assesses our performance and allocates resources principally on the basis of two lines of business:  portfolio investment and mortgage servicing.

Results of Operations

Three and nine months ended September 30, 2004 compared to three and nine months ended September 30, 2003

Net loss to common shareholders was approximately $(9.3) million, or $(0.60) per diluted share, during the three months ended September 30, 2004 as compared to a net loss of $(7.4) million, or $(0.49) per diluted share, during the three months ended September 30, 2003.

Net income to common shareholders increased by approximately $18.0 million to $11.3 million, or $0.72 per diluted share, during the nine months ended September 30, 2004 as compared to a net loss of $(6.7) million, or $(0.44) per diluted share, during the nine months ended September 30, 2003.

Results for the three and nine months ended September 30, 2004, which are discussed in further detail below, also include:

•                  net interest margin of approximately $9.9 million and $33.9 million, respectively;

•                  $5.2 million of net loss on extinguishment of debt (nine months ended September 30, 2004);

•                  approximately $13.2 million and $14.9 million, respectively, of impairment of CMBS, respectively;

•                  approximately $3.1 million of impairment of non-core assets (nine months ended September 30, 2004); and

•                  approximately $(1.1) million and $13.5 million, respectively, of net (losses) gains on derivatives; respectively.

Results for the three and nine months ended September 30, 2003, which are discussed in further detail below, also include:

•                  net interest margin of approximately $7.9 million and $23.0 million, respectively;

•                  approximately $3.1 million of additional interest expense during the 45 day redemption notice period for the Series A and Series B Senior Secured Notes;

•                  approximately $2.6 million of additional non-cash amortization included in interest expense related to collateralized mortgage obligations;

•                  approximately $4.7 million and $13.7 million, respectively, of impairment of CMBS;

•                  approximately $7.3 million of gain on extinguishment of debt (nine months ended September 30, 2003);

•                  approximately $1.9 million in net losses on derivatives;

•                  approximately $3.1 million of recapitalization expenses (nine months ended September 30, 2003); and

•                  approximately $2.9 million in executive contract termination expenses.

Net Interest Margin

Net interest margin increased by approximately $2.0 million to $9.9 million during the three months ended September 30, 2004 compared to $7.9 million for the same period in 2003, primarily due to the reduced cost of borrowing resulting from the refinancings of our insured mortgage portfolio, along with a reduction in the related amortization of the discount and deferred financing costs included in interest expense.

Net interest margin increased by approximately $10.9 million to $33.9 million during the nine months ended September 30, 2004 compared to $23.0 million for the same period in 2003, primarily due to the reduced cost of borrowing resulting from the refinancings of our insured mortgage portfolio, along with a reduction in the related amortization of the discount and deferred financing costs which was included in interest expense.  Additionally, the net interest margin for 2003 was impacted by approximately $3.1 million of additional interest expense during the redemption notice period in 2003 related to our Series A and B Senior Secured Notes as discussed below.

Interest Income - CMBS

The change in interest income from CMBS pledged to secure recourse debt, CMBS and CMBS pledged to secure non-recourse debt for the three and nine months ended September 2004 as compared to the same periods in 2003 was due to income statement reclassifications resulting from our June 2004 refinancing.  Total CMBS income was approximately $22.3 million and $22.1 million for the three months ended September 30, 2004 and 2003, respectively, and $68.1 million and $66.3 million for the nine months ended September 30, 2004 and 2003, respectively.  There was not a significant difference in the weighted average yield-to-maturity used to calculate our CMBS interest income in the three and nine months ended September 30, 2004 as compared to the same periods in 2003.

Interest Income - Insured Mortgage Securities

Interest income from insured mortgage securities decreased significantly during the three and nine months ended September 30, 2004 as compared to the same periods in 2003 primarily due to significant prepayments of the mortgages underlying our insured mortgage securities, and to a lesser extent, the sale of approximately $17.7 million of FHA loans in the second quarter of 2004.

Interest Expense

Interest Expense Related to Recourse Debt

Interest expense related to recourse debt of $1.6 million for the three months ended September 30, 2004 was approximately $3.2 million lower than interest expenses of $4.8 million for the same period in 2003.  The decrease is primarily due to a lower average outstanding balance of recourse debt for the three months ended September 30, 2004 compared to the same period for 2003.

Interest expense related to recourse debt of approximately $11.3 million for the nine months ended September 30, 2004 was approximately $8.0 million lower than interest expense of approximately $19.3 million for the same period in 2003.  The decrease is primarily due to a decrease in the average outstanding balance of recourse debt and the additional interest expense we paid in early 2003 in connection with the redemption of our outstanding Series A and Series B Senior Secured Notes on March 10, 2003.  This redemption required a deposit of the redemption amount 45 days prior to the actual redemption of the notes.  The 45 day notice period resulted in approximately $3.1 million of additional interest expense during the period January 23, 2003 through March 10, 2003 since the BREF Debt and the Bear Stearns Debt and the Series A and B secured notes were all outstanding at the same time.

The overall weighted average effective interest rate on the recourse debt was 8.8% and 5.8% for the three and nine months ended September 30, 2004, respectively, compared to 5.8% and 6.9% weighted average effective interest rate for the three and nine months ended September 30, 2003, respectively.

Interest Expense Related to Non-Recourse Debt

Interest expense related to non-recourse debt of approximately $11.8 million for the three months ended September 30, 2004 was approximately $833,000 lower than interest expense of approximately $12.6 million for the same period in 2003.  The weighted average effective interest rate on non-recourse debt was 240 basis points lower during the three months ended September 30, 2004 compared to the same period in 2003 but such decrease was substantially offset by a higher average outstanding balance of non-recourse debt.  The 2003 interest expense related to non-recourse debt included a higher rate associated with the corresponding debt and additional discount and deferred financing costs amortization expense related to collateralized mortgage obligations which were paid off in late 2003 and during 2004.

Interest expense of approximately $27.2 million for the nine months ended September 30, 2004 was approximately $8.2 million lower than interest expense of approximately $35.5 million for the same period in 2003.  The net decrease related to the nine month period ended September 30, 2004 compared to the same period for 2003 is primarily due to a decrease in the average outstanding balance of non-recourse debt and the reduction in discount amortization and deferred financing costs, as previously discussed.

The overall weighted average effective interest rate on the non-recourse debt was 8.2% and 8.6% for the three and nine months ended September 30, 2004, respectively, compared to 10.6% and 9.4% weighted average effective interest rate for the three and nine months ended September 30, 2003, respectively.

General and Administrative Expenses

General and administrative expenses declined by approximately $310,000 during the three months ended September 30, 2004 compared to the same period in 2003 primarily due to a decrease in legal fees.  General and administrative expenses decreased by $778,000 during the nine months ended September 30, 2004 as compared to the same period in 2003 primarily due to lower legal fees, fewer employees and reduced compensation expense in 2004 as compared to 2003.

Mortgage Servicing

The following is a summary of the consolidated results of operations of CMSLP:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004	2003	2004	2003

Servicing revenue	$2,151	$2,425	$8,171	$7,315
Servicing general and administrative expenses	(2,281)	(2,507)	(6,049)	(6,976)
Servicing amortization, depreciation and impairment	(208)	(293)	(680)	(1,181)
Net (loss) income from CMSLP	$(338)	$(375)	$1,442	$(842)

The net loss from CMSLP did not significantly change for the three months ended September 30, 2004 compared to the same period in 2003.  General and administrative expenses decreased during the three months ended September 30, 2004 compared to the same period in 2003 primarily due to fewer employees and reduced compensation levels in 2004.

The net income from CMSLP increased by approximately $2.3 million for the nine months ended September 30, 2004 compared to the same period in 2003.  This net increase is primarily the result of the collection of non-recurring default interest and liquidation fees in 2004.  General and administrative expenses decreased during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to fewer employees and to some extent, reduced compensation levels, in 2004.

BREF Maintenance Fee

Pursuant to the Investment Agreement with Brascan Real Estate Financial Investments LLC (BREF Investments), we are obligated to pay BREF Investments a quarterly maintenance fee of $434,000 through January 2006.  The expense is slightly higher during the nine months ended September 30, 2004 as compared to the same reporting period in 2003 because in 2003, the expense did not begin to accrue until the date of the recapitalization on January 13, 2003.

Net (Loss) Gain on Extinguishment of Debt

During the nine months ended September 30, 2004, we recognized $5.2 million of loss on extinguishment of debt due to the write-off of unamortized discount and deferred financing costs related to the extinguishment of the Bear Stearns Debt and the non-recourse debt related to our insured mortgage portfolio.  The loss on extinguishment of the Bear Stearns Debt also included termination fees of $1.0 million.

During the nine months ended September 30, 2003, we reversed approximately $7.8 million of accrued extension fees related to the secured debt incurred upon our emergence from Chapter 11 in April 2001 (Exit Debt) since the debt was repaid and the extension fees were no longer payable. This reversal is reflected as a gain on extinguishment of debt in our consolidated statement of income.  This reversal was partially offset by approximately $403,000 of breakage fee paid to a lender and legal fees of approximately $47,000, resulting in a net gain on extinguishment of debt of approximately $7.3 million.

Impairment of Real Estate Owned

For a further discussion of the $2.6 million impairment charge for the nine months ending September 30, 2004 related to our REO asset which was sold at foreclosure in October 2004, refer to Note 14 in our notes to consolidated financial statements.

Impairment of CMBS

We increased our overall expected loss estimate related to our subordinated CMBS from approximately $600 million as of June 30, 2004 to $630 million as of September 30, 2004, with such total losses occurring or expected to occur through the life of the CMBS portfolio.  This revision to the overall expected loss estimate includes changes in the anticipated timing of resolution and disposition of certain specially serviced assets and the impact of increased projected losses due to lower internal estimates of values on properties underlying certain mortgage loans.  The primary reasons for lower estimates of value include changes in the operating performance of certain properties and related markets and changes to workout negotiations and/or strategies.  There can be no assurance that our overall expected loss estimate of $630 million will not be exceeded as a result of additional or existing adverse events or circumstances.

We recognized approximately $13.2 million and $14.9 million of impairment on certain of our CMBS during the three and nine months ended September 30, 2004, respectively.  Since we determined that there had been an adverse change in expected future cash flows on these CMBS due primarily to the factors mentioned previously, these CMBS were impaired under Emerging Issues Task Force (EITF) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”.  The impairment charges reduced our basis in the impaired CMBS.

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

Net (Losses) Gains on Derivatives

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

On April 1, 2004, we entered into an additional interest rate swap in which we agreed to pay Bear Stearns a fixed interest rate of 4.21% per annum in exchange for floating payments based on one-month LIBOR on a notional amount of $100 million.   The monthly interest payments commenced on May 15, 2004.  The swap was not designated as a hedging instrument, and as a result, changes in fair value, as well as the impact of any cash payments made or received, were recognized in current period earnings as net gain on derivatives.  In connection with the refinancing or the Bear Stearns Debt in June 2004, we liquidated this swap and the swaps that we entered into in 2003 generating approximately $15.2 million in proceeds.

On August 6, 2004, we entered into an additional interest rate swap in which we agreed to pay Deutsche Bank a fixed interest rate of 4.70% per annum in exchange for floating payments based on one-month LIBOR on a notional amount of $40 million over a 10-year term.   The monthly interest payments commenced on September 7, 2004.  The swap was not designated as a hedging instrument, and as a result, changes in fair value, as well as the impact of any cash payments made or received, were recognized in current period earnings as net (losses) gain on derivatives.

We recognized approximately $(1.1) million and $13.5 million of net (losses) gains on derivatives during the three and nine months ended September 30, 2004, respectively and approximately $(1.9) million of net losses on derivatives during the three and nine months ended September 30, 2003.

Recapitalization and Lease Termination Expenses

We consolidated our office space in connection with our January 2003 recapitalization and, as a result, we recorded approximately $580,000 of expense for vacant office space during the last three quarters of 2003.  During the first quarter of 2004, we increased our vacant space accrual by approximately $243,000 due to continued weakness in the local office sublease market.  During the third quarter of 2004, we decreased the vacant space accrual by approximately $149,000 due to the results of certain subleases and lease terminations, resulting in a remaining accrual of approximately $638,000 at September 30, 2004.  The accrual for the vacant space represents the fair value of contractual lease payments through the end of the lease term (2007), a tenant improvement allowance and a broker commission, all net of estimated sublease revenue in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  Additionally, during the third quarter of 2004, we paid a $454,000 lease termination penalty related to office space not included in our 2003 recapitalization plan or the vacant space accrual.

In connection with the January 2003 recapitalization, we amended the employment contracts of our former Chairman, William B. Dockser, and former President, H. William Willoughby, to provide for their termination on January 23, 2003.  During the nine months ended September 30, 2003, we recognized approximately $2.6 million of expenses related to severance and related benefit payments and accelerated vesting of certain outstanding stock options held by Messrs. Dockser and Willoughby.  These expenses are reflected as recapitalization expenses in our Consolidated Statement of Income.

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

We and two of our subsidiaries, incorporated in 2001, jointly elected to treat such two subsidiaries as taxable REIT subsidiaries (TRS) effective January 1, 2001.  The TRSs allow us to earn non-qualifying REIT income while maintaining our REIT status.  These two subsidiaries hold all of the partnership interests in CMSLP.

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

A summary of our year-to-date estimated taxable income to common shareholders and the remaining NOL carryforward as of September 30, 2004 is as follows:

(in millions)
Taxable income to common shareholders for the nine months ended September 30, 2004 prior to NOL carry forward	$16.8
LESS: Utilization of NOL carry forward	(16.8)
Taxable income to common shareholders for the nine months ended September 30, 2004	$—

Accumulated NOL through December 31, 2003	$(307.8)
NOL utilization during the nine months ended September 30, 2004	16.8
NOL carried forward for use in future periods	$(291.0)

The NOL carry forward of $291.0 million at September 30, 2004 can be carried forward to offset future taxable income until it is fully utilized or it expires.  If the carry forwards are not used, they will expire between the years 2021 and 2024.  As discussed above, taxable income will generally differ from GAAP net income during a given period, and such differences are likely to be material.

The taxable income to common shareholders for the nine months ended September 30, 2004 included, among other things, realized credit losses on CMBS of approximately $42.5 million and excluded net gains on derivatives of $13.4 million and impairment of CMBS of $14.9 million.

The adjusted tax basis of the underlying CMBS was approximately $1.1 billion as of September 30, 2004.  For GAAP purposes, the amortized cost basis of our CMBS was approximately $746.3 million as of September 30, 2004.  The tax and GAAP basis of the aggregate debt obligations related to the financings of our CMBS was approximately $972.9 million and $599.2 million, respectively, at September 30, 2004.

Financial Condition

Summary of Cash Position and Shareholders’ Equity

As of September 30, 2004, our consolidated cash and cash equivalents approximated $37.6 million.  In addition to our cash, we had additional liquidity at September 30, 2004 comprised of $4.4 million included in Other MBS.

As of September 30, 2004 and December 31, 2003, shareholders’ equity was approximately $423.3 million or $23.24 per diluted common share and approximately $291.8 million or $14.91 per diluted common share, respectively.  The dilutive book value per common share amounts are based on shareholders’ equity less the liquidation value of our then outstanding preferred stock.  The net increase in total shareholders’ equity was primarily attributable to:

•      $127.6 million increase in net unrealized gains on CMBS and insured mortgages;

•      $11.3 million net income to common shareholders for the nine months ended September 30, 2004; and

•      issuance of 585,000 shares of additional Series B Preferred Stock which generated net proceeds of $14.6 million; partially offset by

•      $18.3 million redemption of Series F and Series G Preferred stock;

The September 30, 2004 diluted book value per common share amount is based on shareholders’ equity presented in accordance with GAAP.  This amount includes, among other things, approximately $105.9 million of net assets related to our CMBS rated AAA and a portion of our BBB- bonds, which we do not actually own, but are required by GAAP to include in our consolidated balance sheet (see “Summary of CMBS” below for a further discussion).  These CMBS not owned but consolidated by us have an aggregate fair value of approximately $631.4 million at September 30, 2004, as reflected in our balance sheet and the related non-recourse debt secured by such CMBS have an aggregate amortized cost of approximately $525.5 million at September 30, 2004, as reflected in our balance sheet.

After removing the excess of the carrying amount of the CMBS pledged to secure non-recourse debt over the non-recourse debt secured by such CMBS, our adjusted book value was $16.57 per diluted common share and $12.59 per diluted common share at September 30, 2004 and December 31, 2003, respectively.  We believe adjusted book value per diluted common share provides a more meaningful measure of our book value because we receive no cash flows due to the issuance of these CMBS in securitization transactions.  All cash flows related to the CMBS pledged to secure non-recourse debt are used to service the related non-recourse debt.

Adjusted book value per diluted common share (a non-GAAP financial measure) is reconciled to shareholders’ equity as follows:

	As of September 30, 2004		As of December 31, 2003
	Amount	Book Value per Diluted Common Share	Amount	Book Value per Diluted Common Share
	(in thousands)		(in thousands)

Total shareholders’ equity in conformity with GAAP	$423,296		$291,780
LESS: Liquidation value of preferred stock	(54,475)		(58,160)
Shareholders’ equity attributable to common shareholders	368,821	$23.24	233,620	$14.91
LESS: CMBS pledged to secure non-recourse debt	(631,397)	(39.78)	(325,321)	(20.77)
ADD: Non-recourse debt secured by pledge of CMBS	525,500	33.11	288,979	18.45
Adjusted shareholders’ equity attributable to common shareholder	$262,924	$16.57	$197,278	$12.59

	As of September 30, 2004	As of December 31, 2003
Shares used in computing book value per diluted common share	15,869,454	15,666,431

Summary of CMBS

As of September 30, 2004, our assets include CMBS with an aggregate face amount of approximately $1.4 billion rated from AAA to unrated.  Certain of the CMBS assets relate to securitization transactions in which we did not surrender control of the assets and thus the assets and the associated non-recourse debt are reflected in the consolidated balance sheet.  Accordingly, the interest income from such assets and interest expense from the associated non-recourse debt are also reflected in the consolidated income statements.  However, cash flows from such assets are all required to service the debt and therefore we currently receive no cash flows from those assets.   Substantially all of our CMBS portfolio represents investments in securities issued in connection with CRIIMI MAE Trust 1 Series 1996-C1 (or CBO-1) and CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2).  The following is a summary of our CMBS as of September 30, 2004:

(in millions)	Fair Value	Amortized Cost	% of Total Fair Value of CMBS
CMBS Pledged to Secure Non-Recourse Debt	$631.4	$477.5	66%
Retained CMBS Portfolio	329.2	268.8	34%
Total CMBS Portfolio	$960.6	$746.3	100%

The aggregate investment by the rating of the CMBS is as follows:

Security Rating	Face Amount as of 9/30/04	Weighted Average Pay Rate as of 9/30/04		LossAdjusted Weighted Average Life as of 9/30/04 (1)	Fair Value as of 9/30/04 (8)	Discount Rate or Range of Discount Rates Used to Calculate Fair Value as of 9/30/04		Amortized Cost as of 9/30/04 (6) (7)
	(in millions)				(in millions)			(in millions)

CMBS Pledged To Secure Non-Recourse Debt
AAA (4)	$325.2	7.0%		7 years	$356.0	3.4 – 5.4%		$289.7

BBB- (5)	260.0	7.0%		10 years	275.4	6.0 – 6.3%		187.8
Total CMBS Pledged to Secure Non-Recourse Debt	585.2	7.0%		8 years	631.4			477.5

Retained CMBS Portfolio
CMBS Pledged to Secure Recourse Debt
BBB- (5)	59.0	7.0%		10 years	62.5	6.0 – 6.3%		42.6

BB+	70.9	7.0%		12 years	67.0	7.8%		48.1

B-	2.5	6.8%		10 years	1.6	14.1%		1.7

	132.4				131.1			92.4

CMBS

BB	35.5	7.0%		13 years	30.5	9.1%		21.5

B+	88.6	7.0%		14 years	55.8	13.7%		47.6

B- (2)	189.2	7.1%		21 years	79.2	13.3 – 15.0	%(9)	79.2

CCC (2)	70.9	0.0%		—	—	—		—

D (2)(10)	106.3	N/M		23 years	14.4	15.0	%(9)	14.4

Unrated/Issuer’s Equity (2) (3)	167.4	N/M		0.8 year	18.2	15.0	%(9)	13.7

	657.9				198.1			176.4

Total Retained CMBS Portfolio	790.3	5.6	%(2)	14 years	329.2			268.8

Total CMBS	$1,375.5	6.2%		10 years	$960.6			$746.3

(1)     The loss adjusted weighted average life was weighted using fair values as of September 30, 2004 and represents the weighted average expected life of the CMBS based on our current estimate of future losses.

(2)     These CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our Retained CMBS Portfolio.  Such interest shortfalls will continue to accumulate until they are repaid through either excess interest and/or recoveries on the underlying CMBS or a re-characterization of principal cash flows, in which case they may be realized as a loss of principal on the Retained CMBS Portfolio.  Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of September 30, 2004.  The weighted average pay rate as of September 30, 2004 reflects an annualization of cash received as of quarter end based on the face amount outstanding.  This weighted average pay rate will likely change on a periodic basis due to the volatility of interest cash flows, certain reasons of which are described herein.  Additionally, certain weighted average pay rates are not meaningful (N/M) due to the infrequent, volatile cash flows associated with such bonds.

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

(4)     In connection with CBO-2, $325.2 million (currently AAA rated) face amount of CMBS were sold with call options and $345 million (currently AAA rated) face amount were sold without call options.  Since we retained call options on certain sold CMBS, we did not surrender control of these CMBS pursuant to applicable accounting requirements, and thus these CMBS are accounted for as a financing and are reflected as “CMBS Pledged to Secure Non-Recourse Debt” on the consolidated balance sheet.  See Note 6 to the financial statements for a discussion of the non-recourse debt issued in connection with this securitization transaction.

(5)     On June 30 2004, we issued a senior interest certificate with a face amount of $260.0 million in our $319.0 million (currently BBB- rated) CMBS and retained an option to repurchase the senior interest certificate, after five years, at a fixed spread over applicable swap rates.  Since we retained a repurchase option, we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 140, and thus these CMBS and the associated non-recourse debt are reflected on the consolidated balance sheet.  For presentation purposes, approximately 81.5% of the (currently BBB- rated) CMBS asset-related information is reflected in “CMBS Pledged to Secure Non-Recourse Debt” and the remaining 18.5% of the (currently BBB- rated) asset-related information is reflected in “Retained CMBS Portfolio – CMBS Pledged to Secure Recourse Debt”.   See Note 6 to our notes to consolidated financial statements for a discussion of the non-recourse debt issued in connection with this securitization transaction.

(6)     Amortized cost reflects approximately $14.9 million of impairment charges related to our CMBS, which was recognized during the nine months ended September 30, 2004.  These impairment charges are in addition to the cumulative impairment charges of approximately $263.1 million that were recognized through December 31, 2003.  Amortized cost of total CMBS was approximately $750.3 million at December 31, 2003.

(7)     See Note 8 to our notes to consolidated financial statements for information regarding certain tax information related to our CMBS.

(8)     As of September 30, 2004, the aggregate fair values of the CBO-1, CBO-2, Nomura and MSC 1997-WF1 bonds were approximately $15.5 million, $937.8 million, $5.7 million and $1.6 million, respectively.

(9)     As a result of the estimated loss of principal on these CMBS, or a portion thereof, the fair values and discount rates of these CMBS are based on a loss adjusted yield to maturity.  The fair values of the B-, CCC, D rated and the unrated/issuer’s equity were derived primarily from interest cash flow and/or recoveries of prior interest shortfalls anticipated to be received since our current loss expectation assumes that the full principal amount of these securities will not be recovered.  See also “Advance Limitations, Appraisal Reductions and Losses on CMBS” below.

(10)   Although the principal balance of the D rated bond in CBO-2 is expected to be outstanding for approximately 23 years, it is not anticipated that any principal will be collected.  Cash receipts from this bond are not received on a regular basis and, when and if received, are expected to be only in the form of recoveries of prior interest shortfalls to the extent interest shortfalls are not available for any CBO-2 CMBS higher in priority.

Mortgage Loan Pool

We have $13.8 billion and $15.3 billion of seasoned commercial mortgage loans underlying our CMBS portfolio as of September 30, 2004 and December 31, 2003, respectively.   As of September 30, 2004, the commercial mortgage loans are secured by properties of the types and in the geographic locations identified below:

Property Type	9/30/04 Percentage(1)

Retail	31%
Multifamily	25%
Hotel	15%
Office	15%
Other	14%
Total	100%

Geographic Location	9/30/04 Percentage(1)

California	16%
Texas	12%
Florida	8%
Pennsylvania	6%
New York	5%
Other (2)	53%
Total	100%

(1)     Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)     No other individual state makes up more than 5% of the total.

Specially Serviced Mortgage Loans

Our servicing subsidiary, CMSLP performs special servicing on substantially all of the loans underlying our CMBS portfolio.  A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans.  When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures.  As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer.  The actions undertaken by CMSLP with respect to each loan are governed by the servicing standard and the pooling and servicing agreement (PSA) for each pool.  Because CRIIMI MAE owns the first loss, unrated or lowest rated bond of virtually all of the CMBS transactions underlying our CMBS, CRIIMI MAE retains certain additional rights with respect to each specially serviced loan which rights are also set forth in the applicable PSA.  As discussed below, although CMSLP is not currently the special servicer on a group of healthcare and senior housing mortgage loans, such loans have been included in the total specially serviced loans as of September 30, 2004 due to the anticipated transfer of special servicing rights and obligations related to such loans.

As of September 30, 2004 and December 31, 2003, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

(in millions)	9/30/04	12/31/03
Specially serviced loans due to monetary default (1) (2) (3)	$831.6	$963.8
Specially serviced loans due to covenant default/other (3)	38.0	58.2
Total specially serviced loans	$869.6	$1,022.0
Percentage of total mortgage loans	6.3%	6.7%

(1)    Includes $200.3 million and $163.8 million, respectively, of real estate owned by the underlying securitization trusts.  See the table below regarding property type concentrations for further information on real estate owned by underlying trusts.  Also includes loans transferred into special servicing for “imminent default” but where monetary default may not yet actually have occurred.

(2)    As discussed below, we continue to classify the $134.4 million in Shilo Inn loans as specially serviced.

(3)    Our ownership interest in one of the 20 CMBS transactions underlying CBO-2 includes CMBS in which our exposure to losses arising from certain healthcare and senior housing mortgage loans is limited to the extent of losses in excess of other subordinated CMBS (referred to herein as the Subordinated Healthcare/Senior-Housing CMBS).  These Subordinated Healthcare/Senior Housing CMBS are not owned by us and are subordinate to our CMBS in this transaction.  As a result, the value of our CMBS will only be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the principal balance of such Subordinated Healthcare/Senior-Housing CMBS.  We currently estimate that the interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans will exceed the outstanding principal balance of Subordinated Healthcare/Senior Housing CMBS. The principal balance of the Subordinated Healthcare/Senior Housing CMBS as of September 30, 2004 is approximately $3.4 million.  As of September 30, 2004, the scheduled principal balance of healthcare and senior housing mortgage loans underlying the Subordinated Healthcare/Senior Housing CMBS that are included in our total specially serviced loan balance is approximately $70.6 million, $51.6 million of which is included in monetary default and $19 million of which is included in covenant default.

The specially serviced mortgage loans as of September 30, 2004 were secured by properties of the types and located in the states identified below:

Property Type	$ (in millions)		Percentage

Hotel	$407.3	(1)(2)	47%
Retail	151.8	(1)	17%
Healthcare	140.0		16%
Multifamily	83.2		10%
Office	55.0		6%
Industrial	29.7		3%
Other	2.6		1%
Total	$869.6		100%

Geographic Location	$ (in millions)	Percentage

Florida	$131.5	15%
Texas	102.3	12%
Oregon	80.1	9%
Georgia	49.4	6%
California	46.8	5%
Other	459.5	53%
Total	$869.6	100%

(1)   Approximately $103.7 million and $37.7 million, respectively, of these loans in special servicing are real estate owned by the underlying securitization trusts.

(2)   See below for a discussion related to the Shilo Inn loans.

The following table provides a summary of the change in the balance of specially serviced loans from April 1, 2004 to June 30, 2004 and from July 1, 2004 to September 30, 2004:

(in millions)	July – September 2004	April – June 2004
Specially Serviced Loans, beginning of period	$934.6	$1,018.8
Transfers out of special servicing	(196.8)	(141.5)
Transfers in due to monetary default (1)	109.2	18.0
Transfers in due to covenant default and other (1)	26.4	20.7
Other (2)	—	20.5
Loan amortization (3)	(3.8)	(1.9)
Specially Serviced Loans, end of period	$869.6	$934.6

(1)  Although CMSLP is not currently the special servicer on a group of healthcare and senior housing mortgage loans, such loans have been included in the total specially serviced loans as of September 30, 2004 due to the anticipated transfer of special servicing rights and obligations related to such loans.  Accordingly, transfers in due to monetary default and transfers in due to covenant default and other include $51.6 million and $19 million, respectively, for the period July 1, 2004 through September 30, 2004.

(2)   Represents the adjustment of the underlying trusts for the aggregate amount of the Shilo Inn’s advance notes created as a result of the amendment of each trust’s respective PSA.

(3)   Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by master servicers.

As of September 30, 2004, the most significant borrowing relationship in our portfolio, the Shilo Inn loans, consisted of 23 loans totaling an aggregate principal balance of $134.4 million spread across three CMBS transactions and secured by 23 hotel properties in the West and Pacific Northwestern states.  As previously disclosed, the special purpose borrowing entities had filed for bankruptcy protection in February 2002 and CMSLP, as special servicer for the related securitization trusts, entered into a consensual settlement agreement in February 2003 pursuant to which the loan terms were amended and modified.  This agreement was subsequently approved and confirmed by the bankruptcy court in March 2003 and the comprehensive loan modifications were executed by each of the borrowers and CMSLP in March 2004.  In April 2004, the related PSAs were amended to clarify the manner by which the master servicers could recoup their outstanding liquidity and property protection advances.

In September 2004, the bankruptcy court disallowed approximately $1.6 million of the securitization trusts’ request for reimbursement of legal and other professional fees and expenses and the outstanding principal balance of the borrowers’ debt obligations were reduced pro-rata.  We had expected that the conclusion of this bankruptcy court expense hearing would allow for the return of the Shilo Inn loans to the master servicers as “corrected,” and informed the master servicers on September 30, 2004 of our decision to return the loans effective as of that date.

 Subsequent to September 30, 2004, however, we decided to continue to classify the Shilo Inn loans as specially serviced loans due primarily to the following factors: (i) the master servicers have requested that we continue to work with them to clarify certain complex funds flow issues related to the loans, (ii) based on the borrowers’ financial statements received subsequent to September 30, 2004, we are in the process of verifying whether the borrowers are in compliance with certain reserve fund maintenance requirements under the modified loan documents and (iii) the borrowers have recently contacted us indicating they are having difficulty complying with the loan modification payment terms and have expressed an interest in negotiating a discounted payoff of the loans.  Additionally, these recently-received borrowers’ financial statements indicate that the properties are currently operating below the borrowers’ budgeted results for 2004.

Distributions on our Retained CMBS Portfolio, and the related fair value of the Retained CMBS Portfolio, will continue to be impacted by the borrowers’ performance under the terms of the modified loans.

Advance Limitations, Appraisal Reductions and Losses on CMBS

We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions and/or advance limitations specific to certain trusts.  An appraisal reduction event can result in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan.  As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement.  In general, the master servicer can advance up to a maximum of the difference between 90% of the property’s appraised value and the sum of accumulated principal and interest advances and expenses.  As an example, assuming a weighted average coupon of 6% on a first loss subordinated CMBS, a $1 million appraisal reduction would reduce our net cash flows by up to $60,000 on an annual basis, assuming that the total exposure

was equal to or greater than 90% of the appraised value immediately prior to receipt of the new appraisal (appraisal reduction).    The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss on our Retained CMBS Portfolio than the calculated appraisal reduction amount.  Total appraisal reductions as of September 30, 2004 for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as estimated by us were approximately $39.7 million, $147.3 million and $11.1 million for CBO-1, CBO-2 and Nomura, respectively, for a total of $198.1 million.

Certain CMBS from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives.  The following table summarizes the actual realized losses on our CMBS through September 30, 2004 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future real estate losses underlying our CMBS, including real estate losses which may be realized outside of our CMBS ownership:

(in thousands)	CBO-1	CBO-2	Nomura	Total
Years 1999 through 2002 actual realized losses	$16,038	$34,597	$801	$51,436
Year 2003 actual realized losses	11,796	57,913	1,920	71,629
Actual realized losses, January 1 through September 30, 2004	41,182	51,282	7,519	99,983
Cumulative actual realized losses through September 30, 2004	$69,016	$143,792	$10,240	$223,048

Cumulative expected realized loss estimates (including cumulative actual realized losses) through the year 2004	$85,000	$191,428	$10,240	$286,668
Expected loss estimates for the year 2005	26,816	176,939	21,713	225,468
Expected loss estimates for the year 2006	742	34,365	4,536	39,643
Expected loss estimates for the year 2007	17,598	9,356	4,367	31,321
Expected loss estimates for the year 2008	578	7,798	2,437	10,813
Expected loss estimates for the remaining life of CMBS	2,467	25,629	8,055	36,151
Cumulative expected loss estimates (including cumulative actual realized losses) through life of CMBS	$133,201	$445,515	$51,348	$630,064

We increased our overall expected loss estimate related to our subordinated CMBS from approximately $600 million as of June 30, 2004 to $630 million as of September 30, 2004, with such total losses occurring or expected to occur through the life of the CMBS portfolio.  This revision to the overall expected loss estimate includes changes in the anticipated timing of resolution and disposition of certain specially serviced assets and the impact of increased projected losses due to lower internal estimates of values on properties underlying certain mortgage loans.  The primary reasons for lower estimates of value include changes in the operating performance of certain properties and related markets and changes to workout negotiations and/or strategies.  There can be no assurance that our overall expected loss estimate of $630 million will not be exceeded as a result of additional or existing adverse events or circumstances.

During the three and nine months ended September 30, 2004, we determined that there had been an adverse change in expected future cash flows for certain of our CMBS due primarily to the factors mentioned above.  As a result, we determined that these CMBS had been impaired under EITF 99-20.  We recorded other than temporary impairment charges on these CMBS through the consolidated income statement of $13.2 million and $14.9 million for the three and nine months ended September 30, 2004, respectively.

Yield to Maturity

The following table summarizes yield-to-maturity information relating to our CMBS:

Pool	Anticipated Yield-to- Maturity as of 1/1/04 (1)	Current Anticipated Yield-to- Maturity as of 10/1/04 (1)

CMBS Pledged to Secure Non-Recourse Debt	9.1%	10.3	%(2)

Retained CMBS Portfolio	13.6%	14.9%

Weighted Average	11.9%	11.9%

(1)   Represents the anticipated weighted average yield, based on amortized cost, over the remaining expected life of the CMBS based on our estimate of the timing and amount of future credit losses and other significant items that are anticipated to affect future cash flows.

(2)   Effective July 1, 2004, CMBS Pledged to Secure Non-Recourse Debt includes approximately 81.5% of our BBB- rated CMBS, as previously discussed.

Summary of Other Assets

Portfolio Investment

As of September 30, 2004 and December 31, 2003, our non-core assets consisted primarily of insured mortgage securities, equity investments, mezzanine loans, Other MBS, cash and cash equivalents, principal and interest receivables, CMSLP’s other assets, REO, and, as of December 31, 2003, derivative financial instruments.  Other MBS did not change significantly from December 31, 2003 compared to September 30, 2004.  Receivables and other assets decreased by approximately $25.1 million to $34.0 million at September 30, 2004 from $59.1 million at December 31, 2003, due to a variety of factors, including the timing of payments of interest income related to CMBS, changes in the fair values of our interest rate swaps, decrease in deferred financing costs, decrease in equity investments (see below), and the impairment charge recorded on our REO asset.  For a further discussion of our insured mortgage securities, CMSLP’s other assets and REO see below.

We had $42.5 million and $147.5 million (in each case, at fair value) invested in insured mortgage securities as of September 30, 2004 and December 31, 2003, respectively.  The reduction in total fair value is primarily attributable to significant prepayments of insured mortgage securities and, to a lesser extent, the sale of $17.7 million of our FHA loans during the second quarter of 2004.  As of September 30, 2004, all of our investments in insured mortgage securities were GNMA mortgage-backed securities.

As of September 30, 2004 and December 31, 2003, CMSLP’s other assets consisted primarily of advances receivable, investments in CMBS and interest-only MBS, and fixed assets.  The servicing other assets have increased by approximately $1.5 million from $6.0 million at December 31, 2003 to $7.5 million at September 30, 2004, primarily resulting from an increase in advances receivable.

As of September 30, 2004 and December 31, 2003, we had approximately $239,000 and $3.5 million, respectively, in investments accounted for under the equity method of accounting.  Included in the September 30, 2004 equity investment is (a) the general partnership interest (3.9% ownership interest) in the one remaining AIM Limited Partnership, and (b) a 20% limited partnership interest in the advisor to the AIM Limited Partnership.  The decrease in these equity investments is primarily due to the liquidations of three of the AIM Limited Partnerships (AIM 84, AIM 86 and AIM 88) in February 2004.  The carrying value of our remaining equity investment is expected to continue to decline over time as the asset base of the AIM Limited Partnership decreases and proceeds are distributed to partners.

Summary of Liabilities

Portfolio Investment

As of September 30, 2004 and December 31, 2003, our liabilities consisted primarily of debt, accrued interest and accrued payables.  Total recourse debt decreased by approximately $276.4 million to $73.7 million as of September 30, 2004 from $350.0 million as of December 31, 2003 primarily due the payoff of the Bear Stearns Debt and substantially all of our Bear Stearns $200 million secured borrowing facility.  Total non-recourse debt increased by approximately $151.5 million to $567.1 million at September 30, 2004 from $415.5 million at December 31, 2003.  This increase is primarily attributable to the issuance of a $260 million face amount repurchasable senior interest certificate in our currently BBB- rated CMBS partially offset by reductions to non-recourse debt related to the prepayments in the insured mortgage securities portfolio.  Payables and accrued liabilities increased by approximately $3.2 million to $15.1 million as of September 30, 2004 from $11.8 million as of December 31, 2003.  The increase in accrued liabilities is primarily related to a net interest rate swap liability of approximately $893,000 included in accrued liabilities at September 30, 2004 as compared to a $3.3 million net asset included in other assets at December 31, 2003.  Additionally, the servicing liabilities decreased by approximately $633,000 to $1.2 million as of September 30, 2004 from $1.8 million as of December 31, 2003 primarily due to the payment of accrued executive contract termination and severance costs and other normal operating expenses.

Dividends/Other

No cash dividends were paid to common shareholders during the three and nine months ended September 30, 2004.    As of September 30, 2004, there were no unpaid preferred dividends.  On September 30, 2004, we paid cash dividends of $0.68 per share of Series B Preferred Stock to shareholders of record on September 17, 2004.  On April 28, 2004, we redeemed all outstanding shares of our Series F Preferred Stock and our Series G Preferred Stock for the stated redemption price of $10.00 per share in cash.

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

To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement).  According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests.  In accordance with current SEC staff interpretations, we believe that all of our CMBS constitute Other Real Estate Interests and that certain of our CMBS also constitute Qualifying Interests.  On certain of our CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans.  Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related CMBS constitute Qualifying Interests.  As of September 30, 2004, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.  If the SEC or its staff were to take a different position with respect to whether such CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on us.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market.  We will experience fluctuations in the market value of our mortgage assets related to changes in the yields of U.S. Treasury securities as well as changes in the spread between U.S. Treasury securities and the mortgage assets and overall required returns.  The combination of the risk free rate (U.S. Treasury yields) and the related spread is the discount rate used to determine the fair value of our mortgage assets.  As of September 30, 2004, the average U.S. Treasury rate used to price our CMBS, excluding generally the B- through unrated/issuer’s equity CMBS, had decreased by 13 basis points, compared to December 31, 2003.  As of September 30, 2004, credit spreads used to price our CMBS generally tightened, compared to December 31, 2003.  The fair values of our B- through unrated/issuer’s equity CMBS are determined using a discounted cash flow approach applied to loss adjusted cash flows and a yield to maturity, which, in our view, is commensurate with the market’s perception of value and risk of comparable assets.   As described above, interest rates and spreads, which are reflective of the credit fundamentals of the underlying commercial real estate assets, impact the fair values of our CMBS.  We will also have fluctuations in the amount of interest expense paid on certain of our recourse debt primarily due to changes in one-month LIBOR.

CMBS

The required rate of return used to determine the fair values of our CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium.  These variables are combined to determine a total rate that, when used to discount the CMBS’s assumed stream of future cash flows, results, in our view, in the fair value of such CMBS.  The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market’s perception of the issuers of the CMBS and the credit fundamentals of the commercial properties underlying each underlying pool of commercial mortgage loans.  See also Notes 3 and 4 to the consolidated financial statements for a discussion of other factors that could affect the fair values of our CMBS, including among other factors, changes in the timing and/or amount of credit losses on underlying mortgage loans, master servicer advances, and delays in the receipt of monthly cash flow distributions on CMBS due to mortgage loan defaults and/or extensions in loan maturities.

If we assumed that the discount rate used to determine the fair values of our CMBS (AAA through unrated bonds) increased by 100 basis points and 200 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the fair values of our total CMBS (AAA through unrated bonds) of approximately $53.1 million (or 5.5%) and approximately $102.0 million (or 10.6%), respectively, as of September 30, 2004.  A 100 basis point and 200 basis point increase in the discount rate would have resulted in a corresponding decrease in the value of our Retained CMBS Portfolio (portion of BBB- through unrated bonds) of approximately $19.0 million (or 5.8%) and $36.3 million (or 11.0%), respectively, as of September 30, 2004.

Variable Rate Debt

A 100 basis point increase in the one-month LIBOR index would not have a significant impact on our quarterly interest expense based on our variable rate debt outstanding as of September 30, 2004.

Derivatives

On August 6, 2004, we entered into an interest rate swap in which we agreed to pay Deutsche Bank a fixed interest rate of 4.70% per annum in exchange for receiving floating payments based on one-month LIBOR on a notional amount of $40 million over a 10-year term.  The fair value of this swap was a liability of approximately $893,000 at September 30, 2004.  A 100 basis point increase in one-month LIBOR index would decrease our net cash payments by approximately $400,000 per year.  A 100 basis point change in the 10-year interest rate swap rate would cause the fair value of this swap to change by approximately 8% of the notional amount.

Insured Mortgage Securities

There would not be a material change in the fair values of our insured mortgage securities if we assumed that the discount rate used to determine the fair values increased by 100 basis points and 200 basis points as of September 30, 2004 since the underlying mortgages are generally prepayable and have an assumed weighted average life of less than one year.

ITEM 4.             CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended.  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting in the fiscal quarter ending September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit No.	Description

4.1	Registrant’s Deferred Compensation Plan (incorporated by reference from Form S-8 filed on October 1, 2004).

10.1	ISDA Master Agreement, dated as of August 6, 2004, between Deutsche Bank AG, New York and CRIIMI Financing Co., Inc.

10.2	Schedule to the ISDA Master Agreement, dated as of August 6, 2004, between Deutsche Bank AG, New York Branch and CRIIMI Financing Co., Inc.

10.3	Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of August 6, 2004, between Deutsche Bank AG, New York and CRIIMI Financing Co., Inc.

10.4	Master Netting Agreement, dated as of August 6, 2004, between CRIIMI Financing Co., Inc. and Deutsche Bank AG.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Special Serviced Loan Report relating to specially serviced loans underlying the Company’s CMBS as of September 30, 2004 (filed herewith).

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIIMI MAE INC.

November 9, 2004	/s/ Cynthia O. Azzara
DATE	Cynthia O. Azzara
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Accounting Officer)