Form 10-K
period 2004-12-31
CRIIMI MAE INC
filed 2005-03-09
CIK 847322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number 1-10360

CRIIMI MAE INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1622022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11200 Rockville Pike Rockville, Maryland	20852
(Address of principal executive offices)	(zip code)

Registrant’s phone number, including area code:  (301) 255-4700

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange, Inc.
Series B Cumulative Convertible Preferred Stock	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No ☐

The aggregate market value (based upon the last reported sale price on the New York Stock Exchange on June 30, 2004) of the shares of CRIIMI MAE Inc. common stock held by non-affiliates was approximately $169.4 million. (For purposes of calculating the previous amount only, all directors and executive officers of the registrant are assumed to be affiliates.)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

As of February 25, 2005, 15,584,551 shares of CRIIMI MAE Inc. common stock with a par value of $0.01 were outstanding.

CRIIMI MAE INC.

2004 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS.   When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or shareholder communications, the words “believe,” “anticipate,” “expect,” “contemplate,” “may,” “will” and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to the risk factors contained or referenced under the headings “Business-Certain Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

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

Our existing business consists of investments in subordinated CMBS backed by pools of commercial mortgage loans on multifamily, retail, hotel, and other commercial real estate (core assets) and investments in government-insured mortgage-backed securities and a limited number of other assets (non-core assets). We also are a trader in CMBS, residential mortgage-backed securities, agency debt securities and other fixed income securities. Through our servicing subsidiary, CRIIMI MAE Services Limited Partnership (CMSLP), we are responsible for special servicing functions for substantially all of the $13.2 billion of commercial mortgage loans underlying our subordinated CMBS.

Historically, our strengths have included:

•       Subordinated CMBS Acquisitions.   We were a leading purchaser of subordinated CMBS from 1996 to 1998, acquiring an aggregate face amount of approximately $2.8 billion through 1998. We have not made any further material subordinated CMBS acquisitions since 1998.

•       CMBS Resecuritizations.   We completed two of the commercial real estate industry’s first resecuritizations of subordinated CMBS in 1996 and 1998. These transactions had a combined face value of $449 million and $1.8 billion, respectively.

•       Loan Originations and Securitizations.   Prior to 1999, we had originated more than $900 million in aggregate principal amount of commercial real estate mortgage loans. In 1998, we securitized approximately $496 million of commercial mortgage loans originated or acquired by us. We have not originated any loans since 1998.

Currently, our revenue and cash are principally generated by our CMBS which have not been pledged to secure non-recourse debt (Retained CMBS Portfolio) (as set forth in “Financial Condition - Summary of CMBS”). We receive cash from our Retained CMBS Portfolio in connection with payments made on the underlying commercial mortgage loans. The net interest margin related to our CMBS is impacted by, among other things, the credit performance of the mortgage loans underlying our CMBS and the interest expense on our debt.

Recent Development

Our Board of Directors has engaged Citigroup Global Markets Inc. as its exclusive financial advisor to assist our Company in undertaking a review of our various strategic alternatives, including a possible sale of the Company. The independent members of our Board will review and consider, among other things, all proposals made to our Company or our shareholders, and will make recommendations regarding such proposals to our Board, all with the objective of maximizing shareholder value. There can be no assurance that the process will result in any transaction.

Selected 2004 Highlights

Selected 2004 highlights are as follows:

•       Filed $200 Million Shelf Registration Statement—Issued Additional Shares of Series B Preferred Stock

On January 27, 2004, we filed a shelf registration statement with the Securities Exchange Commission (SEC) to register an aggregate principal amount of $200 million of debt securities, warrants, preferred shares and common shares for sale. In March 2004, we issued $14.9 million of additional Series B Preferred Stock.

•       Completed Modifications Related to Largest Borrowing Relationship in Special Servicing and Named “2004 Innovator of the Year”

In April 2004, we completed modifications to the Shilo Inn loans and the related pooling and servicing agreements      (PSAs) in the amount of $164 million, resulting in the restructuring of our largest borrowing relationship in special servicing. In July 2004, we were named as “2004 Innovator of the Year” by Real Estate Finance and Investment for our solution to the complex issues involving the Shilo Inn loans in special servicing.

•       Resolved a Significant Amount of Specially Serviced Assets

We resolved approximately $540 million in specially serviced assets during 2004.

•       Redeemed Preferred Stock

In April 2004, we redeemed $18.3 million of our Series F and G Preferred Stock, which resulted in the net decrease of approximately $1 million per annum in dividends to preferred shareholders.

•       Refinanced our Insured Mortgage Securities Portfolio

In early 2004, we completed the refinancing of our insured mortgage portfolio, which reduced our interest expense by approximately 500 basis points, or 70%, as compared to the fixed rate debt which was paid off.

•       2004 Recapitalization

On June 30, 2004 we paid off a substantial portion of our then-existing $293 million of recourse debt using proceeds from the issuance of a repurchasable senior interest certificate in our BBB- rated CMBS, proceeds from the liquidation of our interest rate swaps, and amounts drawn on a new, secured borrowing facility. A summary of this transaction follows:

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

•       We liquidated a $200 million aggregate notional interest rate swap position and generated proceeds of approximately $15.2 million. See “Results of Operations—Net Gains on Derivatives” for additional information.

•       We borrowed $95 million under a new, longer-term secured financing facility. The $95 million facility has a three-year term, with an option to extend the term for one year, and is comprised of two borrowing amounts.

•       As a result of this recapitalization, we reduced our recourse debt to $73.7 million at June 30, 2004. See “Capital Resources—Recourse Debt” and “Capital Resources—Non-Recourse Debt” and Note 6 to the consolidated financial statements for additional information.

•       Additionally, we obtained a commitment for a $500 million non-recourse warehouse facility which we may use to finance the origination or purchase of new commercial mortgage loans, and which, when utilized, will bear interest at a rate of one-month LIBOR plus 75 basis points on amounts borrowed thereunder.

•       Significantly Reduced Corporate General and Administrative Expenses

We reduced our corporate general and administrative expenses by 14% in 2004 as compared to 2003 primarily due to reductions in executive cash compensation expense and certain professional fees.

•       Standard & Poor’s Rating Services (S&P) Upgraded Ratings on CBO-2 CMBS

In September 2004, eight of our CMBS in our CBO-2 portfolio were upgraded by S&P. S&P stated that the raised ratings reflected the continued seasoning of the underlying mortgage pools and S&P’s future loss expectations.

•       Higher Adjusted Book Value per Diluted Common Share, Common Stock Price and Total Liquidity at December 31, 2004 than at December 31, 2003

Our adjusted book value per diluted common share as of December 31, 2004 was $17.27 per diluted common share, a  37% increase over $12.59 per diluted common share as of December 31, 2003.

As of December 31, 2004, the closing price for our common stock was $16.10 per share, a 54% increase over the $10.43 closing price at December 31, 2003.

Our total liquidity increased to $45.1 million as of December 31, 2004, an increase of 76% as compared to $25.6 million at December 31, 2003.

Business Segments

Management currently assesses our performance and allocates capital principally on the basis of two lines of business:  portfolio investment and mortgage servicing. These two lines of business are managed separately as they provide different sources and types of revenues.

Portfolio Investment

Portfolio investment primarily includes (i) CMBS, (ii) investments in government insured mortgage securities, (iii) investments in mezzanine loans and (iv) cash and liquid assets. Our income from this segment is principally generated from our Retained CMBS Portfolio.

CMBS

CMBS are generally created by pooling commercial mortgage loans and directing the cash flow from such mortgage loans to various tranches of securities. The tranches consist of investment grade (AAA to BBB-), non-investment grade (BB+ to D) and unrated securities. The first step in the process of creating CMBS is loan origination. Loan origination occurs when a financial institution lends money to a borrower to refinance or to purchase a commercial real estate property, and secures the loan with a mortgage on the property that the borrower owns or purchases. Commercial mortgage loans are typically non-recourse to the borrower. A pool of these commercial mortgage loans is then accumulated, often by a large commercial bank or other financial institution. One or more rating agencies then analyze the loans and the underlying real estate to determine their credit quality. The mortgage loans are then deposited into an entity that is not subject to taxation, often a real estate mortgage investment conduit (or REMIC). This entity then issues securities backed by the cash flows from commercial mortgage loans, or CMBS.

At the time of a securitization, one or more entities are appointed as “servicers” for the pool of mortgage loans, and are responsible for performing servicing duties which include collecting payments and monitoring performance (master or direct servicing), and working out or foreclosing on defaulted loans (special servicing). Each servicer typically receives a fee and other financial incentives based on the type and extent of servicing duties.

The CMBS are divided into tranches, which are afforded certain priority rights to the cash flow from the underlying mortgage loans. Interest payments typically flow first to the most senior tranche until it receives all of its accrued interest and then to the junior tranches in order of seniority. Principal payments typically flow to the most senior tranche until it is retired. Tranches are then retired in order of seniority, based on available principal. Losses, if any, are generally first applied against the principal balance of the lowest rated or unrated tranche. Losses are then applied in reverse order of seniority. Each tranche is assigned a credit rating by one or more rating agencies based on the agencies’ assessment of the likelihood of the tranche receiving its stated payment of principal. The CMBS are then sold to investors through either a public offering or a private placement.

Historically, we have focused primarily on acquiring or retaining non-investment grade and unrated tranches, issued by mortgage conduit entities, in which we believed our market knowledge and real estate expertise allowed us to earn attractive risk-adjusted returns. We did not acquire any material subordinated CMBS subsequent to 1998. Prior to the autumn of 1998, we generally acquired subordinated CMBS in privately negotiated transactions, which allowed us to perform due diligence on a substantial portion of the mortgage loans underlying the subordinated CMBS as well as the underlying real estate prior to consummating the purchase. In connection with our subordinated CMBS acquisitions, we targeted diversified mortgage loan pools with a mix of property types, geographic locations and borrowers.

As of December 31, 2004, our $1.1 billion portfolio of assets included $961 million of CMBS (representing approximately 90% of our total consolidated assets). The following is a summary of our CMBS as of December 31, 2004:

	Fair Value	Amortized Cost	% of Total Fair Value of CMBS
	(in millions)
CMBS Pledged to Secure Non-Recourse Debt	$625.8	$479.6	65%
Retained CMBS Portfolio	334.9	267.6	35%
Total CMBS Portfolio	$960.7	$747.2	100%

CMBS Resecuritizations

We initially funded a substantial portion of our subordinated CMBS acquisitions with short-term, variable-rate secured debt. To mitigate our exposure to interest rate risk, our business strategy was to periodically refinance a significant portion of this short-term, variable-rate recourse debt with fixed-rate, non-recourse debt having maturities that matched those of our mortgage assets securing such debt, also known as match-funded debt. We effected such refinancings by pooling subordinated CMBS, once a sufficient pool of subordinated CMBS had been accumulated, and issuing newly created commercial bond obligations backed by the pooled subordinated CMBS. The commercial bond obligations issued in such resecuritizations were fixed-rate obligations with maturities that matched the maturities of the underlying subordinated CMBS. These resecuritizations also increased the amount of borrowings available to us due to the increased collateral value of the new CMBS relative to the pooled subordinated CMBS. The increase in collateral value was principally attributable to the seasoning of the underlying mortgage loans and the diversification that occurred when such subordinated CMBS were pooled together. We generally used the cash proceeds from the investment grade CMBS that were sold in the resecuritization to reduce the amount of our short-term, variable-rate debt. We then used the net excess borrowing capacity created by the resecuritization to obtain new short-term, variable-rate secured borrowings, typically provided by the subordinated CMBS issuer and, to a lesser extent, cash, to purchase additional subordinated CMBS.

In December 1996, we completed our first resecuritization of subordinated CMBS, CRIIMI MAE Trust I Series 1996-C1 (CBO-1), with a combined face value of approximately $449 million involving 35 individual CMBS collateralized by 12 mortgage securitization pools. In CBO-1 we sold, in a private placement, securities with a face amount of $142 million and retained securities with a face amount of approximately $307 million. As a result of CBO-1, we refinanced approximately $142 million of short-term, variable-rate, secured recourse debt with fixed-rate, non-recourse, match-funded debt.

In May 1998, we completed our second resecuritization of subordinated CMBS, CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (CBO-2), with a combined face value of approximately $1.8 billion involving 75 individual CMBS collateralized by 19 mortgage securitization pools and three of the retained securities from CBO-1. In CBO-2, we eventually sold, in private transactions, securities with an aggregate face amount of $673 million and retained securities with a face amount of approximately $1.1 billion. We retained call options on $328 million of these securities and accordingly did not surrender control pursuant to the applicable accounting requirements. Therefore, these securities sold with call options were accounted for as a financing and are included in CMBS pledged to secure non-recourse debt on the consolidated balance sheet.

As previously discussed, on June 30, 2004, we refinanced a substantial portion of our recourse debt outstanding using proceeds from the issuance of a $260 million face amount, non-recourse, repurchasable senior interest certificate in our BBB- rated CMBS. We retained a CMBS with a face amount of $59 million as part of this transaction.

As of December 31, 2004, our total debt was approximately $630.0 million, of which approximately 12% was recourse debt and approximately 88% was non-recourse debt. See Notes 4 and 6 to the Notes to Consolidated Financial Statements for further information regarding our CMBS resecuritizations and our non-recourse and recourse debt.

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

Mortgage Servicing

We conduct our mortgage loan servicing operations through CMSLP. CMSLP’s principal focus is the special servicing of the non-performing mortgage loans underlying our CMBS portfolio, as described below.

Special Servicing

A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When we acquired subordinated CMBS, we typically required that we retain the right to appoint the special servicer for the related mortgage pools. When serving as special servicer of mortgage loans in a CMBS pool, CMSLP has the authority to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. We believe that because we own the first loss unrated or lowest rated bond of all but two CMBS transactions, we have an incentive to resolve quickly any loan workouts. As of December 31, 2004, CMSLP was designated as the named special servicer on substantially all of the $13.2 billion of commercial mortgage loans underlying our CMBS.

Property Servicing

We outsource substantially all of our contractual property servicing duties related to the labor-intensive tasks of financial statement collection and analysis and property inspection performance. This outsourcing does not relieve us of any of our contractual obligations or reduce any of our rights as property servicer, since CMSLP remains the property servicer of record, but it does relieve us of the administrative task of collecting financial operating data. For the outsourced loans, CMSLP coordinates the delivery of monthly reports and inspections with the third-party servicers. For the portfolios for which the third-party servicer is not also the master servicer, CMSLP reviews and approves the reports from these servicers prior to submission by CMSLP to the securitization trustees.

For all of the loans underlying our subordinated CMBS portfolio, including those outsourced as noted above, CMSLP performs analyses of operating performance and property inspections as part of its routine asset monitoring process. This allows CMSLP to identify and evaluate potential issues that could result in losses on our CMBS.

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

Certain Risk Factors

In addition to the risk factors set forth below, please see the discussion of various risks in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Owning subordinated CMBS subjects us to significant risks.

Potential Losses and Reduced Cash Flows.   As an owner of the most subordinate tranches of CMBS, we will be the first to bear any loss and will absorb 100% of the losses on the underlying mortgage loan collateral until cumulative losses exceed the principal amount of our subordinated CMBS.  We will also be the last to receive repayments of principal from the underlying mortgage loans. Interest payments typically flow first to the most senior certificates until they receive all of their accrued interest and then sequentially to the junior certificates in order of seniority.  Principal payments typically flow to the most senior certificates until they are retired.  Tranches are then retired in order of seniority based on available principal. Therefore, if delinquencies, defaults and losses occur which are greater than those currently forecasted by us, cash flows on our subordinate CMBS will be reduced and the fair value of those CMBS is likely to decline. In addition, when delinquencies, defaults and losses occur, cash flows otherwise due to our subordinated CMBS may not be advanced by the master servicers to the extent required to meet scheduled principal and interest payments, resulting in interest shortfalls to our subordinated CMBS. See below for a discussion of our most significant borrowing relationship and its potential impact on our cash flows. All of the factors discussed above could contribute to a significant decline in the fair value of our CMBS.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Note 4 to Notes of Consolidated Financial Statements.

Changes in Fair Value due to Economic Factors.   The fair value of our subordinated CMBS, along with our book value per diluted common share, can change due to a number of economic factors.  These factors include changes in the value of the underlying real estate, fluctuations in U.S. Treasury rates, and changes in the spread between interest rates on our subordinated CMBS and the U.S. Treasury securities with comparable maturities.  For instance, changes in the performance of the properties securing the underlying mortgage loans can result in interest payment shortfalls to the extent there are mortgage payment delinquencies, and principal losses to the extent that there are payment defaults and the amounts of such principal and interest shortfalls are not fully recovered.  These losses may result in a permanent decline in the value of our subordinated CMBS and may change our anticipated yield to maturity on such subordinated CMBS if the losses are in excess of those previously estimated. CMBS are priced at a spread above the current U.S. Treasury security (such as the 10 year U.S. Treasury Note) with a maturity that most closely matches the CMBS’s weighted average life.  The value of CMBS can be affected by changes in U.S. Treasury rates, as well as changes in the spread between such CMBS and the U.S. Treasury security with a comparable maturity. Generally, increases and decreases in both U.S. Treasury rates or spreads will result in temporary changes in the value of our subordinated CMBS assuming that we have the ability and intent to hold our subordinated CMBS investments until their stated maturity. Temporary changes in fair value are reflected as a component of shareholders’ equity.  However, such temporary changes in the fair value of our subordinated CMBS become permanent changes realized through our income statement when the expected credit losses related to those subordinated CMBS are greater or occur sooner than originally anticipated or we no longer intend or fail to have the intent and ability to hold such subordinated CMBS to maturity. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Note 4 to Notes of Consolidated Financial Statements.

Sensitivities of assumptions used to determine Fair Value of CMBS.   Our estimate of the fair value of our subordinated CMBS is highly sensitive to assumptions regarding the performance of the underlying mortgage loan portfolio and other factors. For a detailed discussion of the determination of the fair value of our CMBS and the sensitivities of key assumptions, see Note 4 to the consolidated financial statements “CMBS—Determining Fair Value of CMBS”.

Significant borrowing relationship related to certain mortgage loans underlying our subordinated CMBS.   As of December 31, 2004, the most significant borrowing relationship with respect to unpaid principal balance in our specially serviced portfolio, the Shilo Inn loans, consisted of 23 loans totaling an aggregate principal balance of $135.1 million spread across three CMBS transactions and secured by 23 hotel properties in the West and Pacific Northwestern states.

In September 2004, after the bankruptcy court had disallowed approximately $1.6 million of the securitization trusts’ request for reimbursement of legal and other professional fees and expenses and the outstanding principal balance of the loans were adjusted pro-rata as of September 30, 2004. Although the borrowers have made monthly principal and interest payments under the loan modifications through March 2005, we continue to classify the Shilo Inn loans as specially serviced loans due to the fact that the borrowers have continued to indicate to us that, based on the operations of the properties, they may not have the wherewithal to continue making their mortgage loan payments. We are exploring alternatives to fully resolve these specially serviced loans in the best interest of the securitization trusts’ certificateholders, including a possible sale of one or more of these mortgage loans.

Distributions on our Retained CMBS Portfolio, and the related fair value of the Retained CMBS Portfolio, will continue to be impacted by, among other things, the borrowers’ performance under the terms of the modified loans.

Limited liquidity of the subordinated CMBS during adverse market conditions may result in uncertainty in the valuation of our portfolio.

During adverse market conditions, the liquidity of subordinated CMBS may be limited. Future adverse market conditions would likely adversely impact the value of our subordinated CMBS and amounts we could realize if we were required to sell all or a portion of our subordinated CMBS. Due to this limited liquidity, among other matters, management’s estimate of the value of our subordinated CMBS during the time such conditions exist could vary significantly from the value that could be realized in a current  transaction or under certain market conditions.

Economic and industry slowdowns have contributed to defaults on the mortgage loans underlying our subordinated CMBS.

Previous economic and commercial real estate industry slowdowns have contributed to defaults on mortgage loans underlying our subordinated CMBS. Future slowdowns could negatively impact the values of the commercial real estate securing the mortgage loans, weakening collateral coverage and the demand for the commercial real estate securing the underlying mortgage loans and increasing the possibility of defaults and losses. Mortgage loan defaults related to our subordinated CMBS have resulted in increased estimated losses, and may result in further increases to estimated losses on our subordinated CMBS. Moreover, it should be noted that our estimates of future loss exposure relate in part to underlying mortgage loans which are performing today, but which we expect may default at some point in the future, at which time we expect that such estimated losses may occur. Such estimates are inherently difficult to make and are subject to change as market conditions change. In particular, because such estimates (and predictions about future events) are made on the basis of data available to us today, they may tend to understate future losses in periods of strong economic performance and overstate future losses in periods of weak performance. See Note 4 to the Notes to Consolidated Financial Statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for information regarding the performance of the underlying mortgage loans underlying our subordinated CMBS.

Our current indebtedness subjects us to a number of borrowing risks, including refinancing risk.

We must either refinance or retire the remaining principal balance of our senior subordinated secured debt (BREF Debt) currently held by BREF One LLC, Series A (BREF One) at its maturity in January 2006. While our current cash balance would allow us to retire the entire amount of the BREF Debt at its maturity, using our cash for this purpose would significantly reduce our cash resources and impact our liquidity.

Our current recourse debt obligations are in the form of collateralized borrowings. Our ability to meet our existing debt service obligations depends on a number of factors, including management’s ability to maintain cash flow from our mortgage assets (which is impacted by, among other things, the credit performance of the mortgage loans underlying our subordinated CMBS and changes in interest rates and spreads.)  See the risk factor related to owning CMBS. A default under our collateralized borrowings could result in a liquidation of the collateral. If we are forced to liquidate any assets that qualify as qualified real estate assets (under the REIT provisions of the Internal Revenue Code) to repay borrowings, there can be no assurance that we will be able to maintain compliance with the REIT provisions of the Internal Revenue Code regarding asset and source of income requirements. See the risk factor related to tax related risks. The liquidation of CMBS or other assets could also result in the loss of our Investment Company Act exclusion. See the risk factor related to the Investment Company Act exclusion. A default under the operative documents of any collateralized borrowing could result in a default under the operative documents of other collateralized or non collateralized borrowing or other obligations, which could result in our being required to pay all such obligations. We may be unable to repay such obligations.

A substantial portion of any future borrowings used to acquire mortgage-related assets may be structured as collateralized, short-term floating-rate secured borrowings. The amount borrowed under such agreements is typically based on the market value of the assets pledged to secure specific borrowings. Under adverse market conditions, the value of pledged assets could decline, and lenders could initiate margin calls (in which case we could be required to post additional collateral or to reduce the amount borrowed to restore the ratio of the amount of the borrowing to the value of the collateral). In order to meet a margin call, we may be required to sell assets at prices lower that their carrying value or provide additional collateral, which could have an adverse effect on us and our financial position and results of operation.

Failure to manage mismatch between long-term mortgage assets and short-term funding could negatively impact our net income and distributions.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations can adversely affect our net income and value in many ways and present a variety of risks, including the risk of a mismanagement between asset yields and borrowing rates and reshaping of the yield curve. We may continue to enter into hedging transactions, as appropriate, in an effort to protect our mortgage assets and related debt from interest rate fluctuations. See the risk factor regarding limited protection from hedging transactions.

Our operating results depend in large part on differences between the income from our mortgage assets and our borrowing costs. We may finance a significant portion of new fixed-rate investments with borrowings, initially, having adjustable interest rates (or borrowing rates) that reset. If interest rates rise, borrowing rates (and borrowing costs) are expected to rise while coupon rates (and investment income) on our fixed rate mortgage assets remain constant. This would decrease both our net income, potentially resulting in a net loss, and the mark-to-market value of our fixed-rate assets, and would be expected to slow future investments of assets. Although we intend to invest primarily in fixed-rate mortgage assets, we also may own adjustable rate mortgage assets. We may fund these adjustable rate mortgage assets with borrowings having borrowing rates which reset monthly or quarterly. To the extent that there is a difference between (i) the interest rate index used to determine the coupon rate of the adjustable rate mortgage assets (asset index) and (ii) the interest rate index used to determine the borrowing rate for the related financing (borrowing index), we will be exposed to “basis” risk. Typically, if the borrowing index rises more than the asset index, our net income would decrease, all other things being constant. Additionally, our adjustable rate mortgage assets may be subject to periodic rate adjustment limitations and periodic and lifetime rate caps which limit the amount that the coupon rate can change during any given period. No assurance can be given as to the amount or timing of changes in interest rates or their effect on our mortgage assets, their valuation or income derived therefrom. During periods of changing interest rates, coupon rate and borrowing rate mismatches could negatively impact our net income and distributions.

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

Our exploration of strategic alternatives may result in uncertainties concerning the direction of our business.

There can be no assurance that the Company will engage in a strategic transaction. If the Company does not engage in a strategic transaction, we plan to continue to manage our CMBS assets and operate our special servicing business to maximize shareholder value. The failure to engage in a strategic transaction may impact the operation of our current business.

We are dependent upon the performance of key personnel.

Our business is dependent upon the performance of key employees, including Barry Blattman, our Chairman and Chief Executive Officer, and Mark Jarrell, our President and Chief Operating Officer, and other executive officers. We cannot be certain that any key employee will continue in such capacity for any particular period of time. All of our key employees are “at will” such that we or they may terminate their employment at any time and for any reason, or no reason. The loss of key personnel, or the inability to hire and retain qualified employees, could adversely effect our business, financial condition and results of operations.

We face considerable competition from competitors with greater resources.

If we resume commercial mortgage loan originations and/or other mortgage related activities, we would compete with financial institutions, mortgage REITs, specialty finance companies, banks, mortgage companies, hedge funds, other lenders, and/or other entities originating and/or purchasing commercial mortgage-related assets. Many of these competitors may have greater access to capital and/or other resources (or the ability to obtain capital at a lower cost) and may have other advantages over us. Although subject to a non-competition agreement with us through January 2006, BREF One and its controlled affiliates are permitted to sponsor collateralized bond or loan obligations, or CBOs, and to acquire subordinated CMBS for inclusion in such CBOs. As a result, they could compete with us in connection with such activities.

We are subject to a number of tax related risks including loss of REIT status.

REIT Status.   We have elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code. We are required to meet income, asset, ownership and distribution tests to maintain our REIT status. Although there can be no assurance, we believe that we have satisfied the REIT requirements for all years through and including 2004. There can also be no assurance that we will maintain our REIT status for 2005 or subsequent years. If we fail to maintain our REIT status for any taxable year, we will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, we may have insufficient funds to pay any such tax and also may be unable to comply with some or all of our obligations, including our recourse debt.

Net Operating Loss for Tax Purposes/Trader Election.   For tax purposes, we have elected to be classified as a trader in securities. We trade in both short and longer duration fixed income securities, including CMBS, residential mortgage-backed securities and agency debt securities (such securities traded and all other securities of the type described constituting the “Trading Assets” to the extent owned by us or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary). Such Trading Assets are classified as Other MBS on our consolidated balance sheet.

As a result of our election in 2000 to be taxed as a trader, we recognized a mark-to-market tax loss on our Trading Assets on January 1, 2000 of approximately $478 million (the January 2000 Loss). Such loss was recognized evenly for tax purposes over four years beginning with the year 2000 and ending in 2003. Such loss was ordinary, which allowed us to offset our ordinary income.

We generated net taxable income (net operating loss) of approximately $10.3 million and ($84.0) million during the years ended December 31, 2004 and 2003, respectively. We utilized a portion of our net operating loss (NOL) carryforward to reduce our 2004 taxable income to common shareholders to zero and, accordingly, our REIT distribution requirement was eliminated for 2004. As of December 31, 2004, our accumulated and unused net operating loss (or NOL) was $297.5 million. Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back because we are a REIT.

There can be no assurance that our position with respect to our election as a trader in securities will not be challenged by the Internal Revenue Service (or IRS) and, if challenged, will be defended successfully by us. As such, there is a risk that the January 2000 Loss will be limited or disallowed, resulting in higher tax basis income and a corresponding increase in REIT distribution requirements. It is possible that the amount of any under-distribution for a taxable year could be corrected with a “deficiency dividend” as defined in Section 860 of the Internal Revenue Code; however, interest may also be due to the IRS on the amount of this under-distribution.

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

Changes in Tax Laws.   Our activities, structure and operations may be adversely affected by changes in the tax laws applicable to REITs and “traders in securities” for tax purposes.

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

If two trusts formed in connection with two CMBS resecuritization transactions in which we own all the equity interests were to lose their “taxable mortgage pool” exemption, we could be materially adversely affected.

An entity that constitutes a “taxable mortgage pool” as defined in the Internal Revenue Code Section 770 (i) (TMP) is treated as a separate corporate level taxpayer for federal income tax purposes. In general, for an entity to be treated as a TMP (i) substantially all of the assets must consist of debt obligations and a majority of those debt obligations must consist of mortgages, (ii) the entity must have more than one class of debt securities outstanding with separate maturities, and (iii) the payments on the debt securities must bear a relationship to the payments received from the mortgages. As of December 31, 2004, we owned all of the equity interests in two trusts that constitute TMPs (individually a Trust and together the Trusts). The Trusts were formed in connection with our CBO-1 and CBO-2 resecuritization transactions. See “Business-CMBS Resecuritizations” and Note 4 to the Notes to Consolidated Financial Statements for descriptions of CBO-1 and CBO-2. The statutory provisions and regulations governing the tax treatment of TMPs (the TMP Rules) provide an exemption for TMPs that constitute “qualified REIT subsidiaries” (that is, entities whose equity interests are wholly owned by a REIT or a qualified REIT subsidiary). As a result of this exemption and the fact that as of December 31, 2004 we owned all of the equity interests in each of the Trusts, as of December 31, 2004 the Trusts were not required to pay a separate corporate level tax on income they derive from their underlying mortgage assets.

As of December 31, 2004, we also owned certain securities structured as debt issued by the Trusts (the Bonds). As of December 31, 2004, certain of the Bonds owned by us served as collateral (the Pledged Bonds) for certain secured debt. If a creditor were to seize or sell the Pledged Bonds to a non-qualified REIT subsidiary and the Pledged Bonds were deemed to constitute equity interests (rather than debt) in the Trusts, then the Trusts would no longer qualify for the exemption under the TMP Rules provided for qualified REIT subsidiaries. The Trusts would then be required to pay a corporate level federal income tax. As a result, available funds paid from the underlying mortgage assets that would ordinarily be used by the Trusts to make payments on certain securities issued by the Trusts (including the equity interests and the Pledged Bonds) would instead be applied to tax payments. Since the equity interests and Pledged Bonds are the most subordinated securities and, therefore, would absorb payment shortfalls first, the loss of  the exemption under the TMP Rules could have a material adverse effect on their value, the payments received thereon, our cashflow and the value of our stock.

In addition to causing the loss of the exemption under the TMP Rules, a seizure or sale of the Pledged Bonds and a characterization of them as equity for tax purposes, rather than debt, could also jeopardize our REIT status if the value of the remaining ownership interests in any Trust held by us (i) exceeded 5% of the total value of our assets or (ii) constituted more than 10% of the Trust’s voting interests. Although it is possible that the election by the TMPs to be treated as taxable REIT subsidiaries could prevent the loss of our REIT status, there can be no assurance that a valid election could be made given the timing of a seizure or sale of the Pledged Bonds.

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

To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement). According to the most recent SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests. In accordance with the most recent SEC staff interpretations, we believe that all of our subordinated CMBS constitute Other Real Estate Interests and that certain of our subordinated CMBS also constitute Qualifying Interests. On certain of our subordinated CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related subordinated

CMBS constitute Qualifying Interests. As of December 31, 2004, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.

If the SEC or its staff were to take a different position with respect to whether such subordinated CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on us. If we were required to change the manner in which we conduct our business, we would likely have to dispose of a significant portion of our subordinated CMBS or acquire significant additional assets that are Qualifying Interests. Alternatively, if we were required to register as an investment company, we expect that our operating expenses would significantly increase and that we would have to significantly reduce our indebtedness, which could also require us to sell a significant portion of our assets. No assurances can be given that any such dispositions or acquisitions of assets, or deleveraging, could be accomplished on favorable terms, or at all. There are restrictions under certain of the operative documents evidencing our recourse debt which could limit possible actions we may take in response to any need to modify our business plan in order to register as an investment company or avoid the need to register. Certain dispositions or acquisitions of assets could require approval or consent of certain holders of this debt. Any such results could have a material adverse effect on us.

Employees

As of February 1, 2005, we had 71 employees, 44 of whom are employed by CMSLP and 27 of whom are employed by CRIIMI MAE Management, Inc., one of our wholly owned subsidiaries.

Executive Officers

The following table sets forth information concerning our executive officers as of March 1, 2005:

Name	Age	Position
Barry S. Blattman	42	Chairman of the Board and Chief Executive Officer
Mark R. Jarrell	44	President and Chief Operating Officer
Cynthia O. Azzara	45	Executive Vice President, Chief Financial Officer and Treasurer
Stephen M. Abelman	43	Executive Vice President, Asset Management
Daniel P. Warcholak	44	Senior Vice President, Fixed Income/Capital Markets

Barry S. Blattman has served as Chairman of the Board and Chief Executive Officer since January 2003, and as President from January 2003 to September 2003.

Mark R. Jarrell has served as President and Chief Operating Officer since September 2003, and as a director from January  2003 to August 2003.

Cynthia O. Azzara has served as Chief Financial Officer since 1994, Executive Vice President since August 2003, Senior Vice President from 1995 to August 2003 and Treasurer since 1997.

Stephen M. Abelman has served as Executive Vice President since October 2003.

Daniel P. Warcholak has served as Senior Vice President since September 2003, as Group Vice President from March 2002 to September 2003 and as Vice President from January 1998 to March 2002.

Internet Website

Our internet website can be found at www.criimimaeinc.com. We make available, free of charge on or through our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. We also make available, free of change, access to our Codes of Business Conduct and Ethics, Board of Directors Governance Guidelines, Audit Committee Charter, Compensation and Stock Option Committee Charter and Nominating and Governance Committee Charter. Any of this information is available from us in print to any stockholder who requests it. Requests for printed materials should be directed to Investor Relations at (800) 266-0535.

Certifications

Our Chief Executive Officer and Chief Financial Officer executed certifications dated March 8, 2005, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits hereunder. In addition, our Chief Executive Officer has certified to the New York Stock Exchange on May 28, 2004 that he was unaware of any violation by CRIIMI MAE of the NYSE’s corporate governance listing standards in effect at that time.

ITEM 2.                PROPERTIES

We lease our corporate offices at 11200 Rockville Pike, Rockville, Maryland. As of December 31, 2004, we occupy approximately 34,000 square feet, which include 9,300 square feet that the company anticipates subletting in 2005.

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

We did not submit any matters to a vote of security holders during the fourth quarter of 2004.

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

As of February 25, 2005, we had approximately 2,405 holders of record of our common stock.  The following table sets forth the high and low closing sales prices for our common stock during the periods indicated.

	2004		2003
	Sales Price		Sales Price
Quarter Ended	High	Low	High	Low
March 31	$11.74	$10.30	$10.86	$8.20
June 30	11.97	10.46	11.32	8.87
September 30	14.68	12.04	11.96	10.36
December 31	16.52	14.79	11.40	10.00

Dividends

No cash dividends were paid to common shareholders during 2004 or 2003.  See “Business—Certain Risk Factors” for a brief discussion of the elimination of our REIT distribution requirements for 2004 and 2003 due to our net operating losses for tax purposes.

During 2004 and 2003, cash dividends were paid to preferred shareholders.  See Note 11 to Notes to Consolidated Financial Statements.

Preferred Stock

On March 23, 2004, we sold 585,000 additional shares of Series B Preferred Stock, resulting in aggregate gross proceeds of $14.9 million.  As of December 31, 2004 and 2003, there were 2,178,982 and 1,593,982 outstanding shares of Series B Preferred Stock, respectively.

On April 28, 2004, we redeemed all 586,354 outstanding shares of our Series F Preferred Stock and all 1,244,656 outstanding shares of our Series G Preferred Stock.  The total redemption prices were approximately $5.9 million and $12.4 million, respectively.

Repurchases

We did not repurchase any shares of our equity securities during the fourth quarter of 2004.

ITEM 6.                SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The following table contains selected consolidated financial information about us.  The selected financial data should be read in conjunction with the consolidated financial statements, the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.   There were no cash dividends declared on our common stock for any of the periods presented.  See Note 2 to Notes to Consolidated Financial Statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for a discussion of the accounting for impairment, servicing revenue, derivatives, goodwill and other intangibles, preferred stock issuance costs and a discussion of certain expenses related to Chapter 11 reorganization, all of which affect the comparability of the periods presented above.

	For the years ended December 31,
	2004	2003	2002	2001		2000
	(in thousands, except per share amounts)
Consolidated Income Statement Data:
Interest income	$95,598	$104,415	$124,460	$134,375		$195,252
Interest expense	(52,159)	(70,800)	(93,743)	(98,861)		(139,366)
Net interest margin	43,439	33,615	30,717	35,514		55,885
Servicing revenue/other income	11,928	10,942	13,590	9,035		5,671
Operating expenses	(22,041)	(24,947)	(23,501)	(22,041)		(13,423)
Other	(10,447)	(16,715)	(67,164)	(40,447)		(196,717)
Net income (loss) before cumulative effect of accounting changes	22,879	2,895	(46,359)	(17,937)		(148,584)
Dividends paid or accrued on preferred shares	(6,172)	(7,007)	(9,337)	(8,146)		(6,912)
Net income (loss) to common shareholders	16,707	(4,111)	(65,462)	(24,223)		(155,495)
Net earnings (loss) per diluted share after cumulative effect of accounting changes	$1.06	$(0.27)	$(4.77)	$(2.18	)(1)	$(25.02	)(1)
Financial Data:
Cash flows provided by (used in):
Operating activities	$28,807	$20,794	$56,872	$52,679		$(6,818)
Investing activities	136,012	141,222	86,838	53,535		113,351
Financing activities	(145,444)	(169,568)	(131,758)	(195,484)		(53,474)
Consolidated Balance Sheet Data:
Mortgage Assets, at fair value:
CMBS	$960,656	$837,003	$861,980	$824,220		$852,534
Insured mortgage securities	37,783	147,498	275,340	343,091		385,751
Cash and cash equivalents, including restricted cash(2)	41,074	21,699	37,213	55,513		202,416
Total assets	1,069,939	1,069,212	1,241,085	1,315,004		1,557,840
Debt:
Total recourse debt	73,682	350,043	375,952	407,637		558,585
Total non-recourse debt	556,323	415,550	546,039	616,715		645,170
Total liabilities	641,882	777,432	949,424	1,053,959		1,289,582
Shareholders' equity	428,057	291,780	291,661	261,045		268,258

(1)           Proforma net loss per diluted share assuming the adoption of SFAS 142 and the change in accounting for servicing revenue as of January 1, 2001 and 2000 would have been $(2.11) and $(24.51), respectively.

(2)           The years ended December 31, 2002, 2001 and 2000 include restricted cash of $8.0 million, $38.2 million, and $95.8 million, respectively.

Tax Basis Accounting

	For the year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Interest income	$172,152	$176,976	$181,462	$187,079	$246,576
Interest and related expense	(87,165)	(103,176)	(120,789)	(129,186)	(171,282)
Net interest margin	84,987	73,800	60,673	57,893	75,294
Credit losses on CMBS	(53,344)	(24,751)	(14,540)	(4,505)	(1,287)
Other, net	(9,833)	(12,711)	(10,101)	(15,836)	(57,114)
January 2000 Loss recognized	—	(119,543)	(119,542)	(119,542)	(119,542)
Loss on extinguishment of debt	(5,201)	(738)	—	—	15,771
Mark-to-market loss on trading assets as of April 17, 2001	—	—	—	(8,573)	—
Mark-to-market (loss) gain on trading assets	(102)	(94)	(60)	(135)	49,933
Loss on sale of trading assets	—	—	—	—	(12,607)
Dividends paid or accrued on preferred shares	(6,172)	(7,007)	(9,337)	(8,145)	(6,912)
Dividends not deductible due to net operating loss	—	7,007	9,337	8,145	6,912
Taxable income/ (net operating loss)	10,335	(84,037)	(83,570)	(90,698)	(49,552)
Accumulated net operating loss, January 1	(307,857)	(223,820)	(140,250)	(49,552)	—
Remaining January 2000 Loss	—	—	(119,543)	(239,085)	(358,627)
Accumulated and unused net operating loss and remaining January 2000 Loss	$(297,522)	$(307,857)	$(343,363)	$(379,335)	$(408,179)

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Our existing business consists of:

•       investments in our core assets, which are CMBS backed by pools of commercial mortgage loans on multifamily, retail, hotel, and other commercial real estate;

•       investments in non-core assets, including investments in government-insured mortgage backed securities and a limited number of other assets;

•       trading in CMBS, residential mortgage-backed securities, agency debt securities and other fixed income securities; and

•       asset management through our servicing subsidiary, CRIIMI MAE Services Limited Partnership (CMSLP). CMSLP performs special servicing on substantially all of the commercial mortgage loans underlying our CMBS.

Currently, our primary source of revenue and cash relates to our Retained CMBS Portfolio, which represents all CMBS except for those which have been pledged to secure non-recourse debt (as set forth in “Financial Condition—Summary of CMBS”). We receive cash from our Retained CMBS Portfolio in connection with payments made on the underlying commercial mortgage loans. The net interest margin related to our CMBS is impacted by, among other things, the credit performance of the mortgage loans underlying our CMBS and the interest expense on our debt.

On June 30, 2004, we completed a comprehensive refinancing transaction that included the payoff of a substantial portion of our recourse debt through the issuance of a repurchasable senior interest certificate in our BBB- rated CMBS, as more fully described below. This refinancing effectively completed the restructuring of our balance sheet, resulted in additional match-funding of our core assets through the issuance of non-recourse debt, and provided us with the ability to pursue strategic alternatives while we continue our portfolio investment and asset management business.

Recent Development

Our Board of Directors has engaged Citigroup Global Markets Inc. as its exclusive financial advisor to assist our Company in undertaking a review of our various strategic alternatives, including a possible sale of the Company. The independent members of our Board will review and consider, among other things, all proposals made to our Company or our shareholders, and will make recommendations regarding such proposals to our Board, all with the objective of maximizing shareholder value. There can be no assurance that the process will result in any transaction.

We currently face certain significant business risks, including those risks related to owning subordinated CMBS and risks related to the strategic direction of our Company.

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

Our ability to make mortgage-related investments, if any, depends on, among other things, our internally generated cash flows, available liquidity, and our ability to access additional capital. As discussed below, we have obtained a commitment for a $500 million non-recourse warehouse facility which may be used in connection with a loan origination program. Factors which could affect our ability to access additional capital include among other things, the amount of our debt, the cost and availability of such capital at terms that will be acceptable to us, the availability of investment products at attractive rates of return, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, the effects of terrorism, general economic conditions, perceptions in the capital markets of our business, results of our operations, and our financial leverage, financial condition, and business prospects.

On June 30, 2004, we paid off a substantial portion of our then-existing $293 million of recourse debt outstanding using proceeds from the issuance of a non-recourse, repurchasable senior interest certificate in our BBB- rated CMBS, proceeds from the liquidation of our interest rate swaps, and amounts drawn on a new, secured borrowing facility. A summary of this transaction is as follows:

•       We issued a senior interest certificate with a face amount of $260 million, or 81.5%, in our $319 million (currently BBB- rated) CMBS, and generated net proceeds of approximately $237 million. The senior interest certificate is treated as non-recourse debt, has an effective interest rate of approximately 8.5%, and a coupon rate of 7%. We have retained the right to repurchase this senior interest certificate after five years. See “Capital Resources—Non-Recourse Debt” and “Financial Condition—Summary of CMBS” and Note 6 to the consolidated financial statements for additional information.

•       We liquidated a $200 million aggregate notional interest rate swap position and generated proceeds of approximately $15.2 million. See “Results of Operations—Net Gains on Derivatives” for additional information.

•       We borrowed $95 million under a new, longer-term secured financing facility. The $95 million facility has a three-year term, with an option to extend the term for one year, and is comprised of two borrowing amounts.

•       As part of this recapitalization, we reduced our recourse debt to $73.7 million at June 30, 2004. See “Capital Resources—Recourse Debt” and “Capital Resources—Non-Recourse Debt” and Note 6 to the consolidated financial statements for additional information.

•       Additionally, we obtained a commitment for a $500 million non-recourse warehouse facility which we may use to finance the origination of new commercial mortgage loans, and, when utilized, will bear interest at a rate of one-month LIBOR plus 75 basis points on amounts borrowed thereunder.

Summary of Significant Sources and Uses of Cash:

The following table is a summary of CRIIMI MAE’s significant sources and uses of cash during the years ended December 31, 2004 and 2003:

	For the year ended December 31,
	2004		2003
	(in millions)
Sources and Uses of Cash related to Other Activities(1):
Cash received from Retained CMBS Portfolio(2)	$50.3		$60.0
Cash from non-core assets(3)	13.2		8.6
Cash used to service debt, excluding match-funded debt:
Principal payments	(3.1	)(4)	(6.1)
Interest payments	(12.8	)(4)	(22.8	)(5)
Cash used to make interest rate swap payments	(2.4)		(0.5)
General and administrative expenses(6)	(10.4)		(12.0)
BREF maintenance fee(6)	(1.7)		(1.7)
Cash used to pay preferred dividends	(6.2)		(12.2	)(7)
Sources and Uses of Cash related to June 30, 2004 Refinancing Transaction:
Cash from issuance of senior interest certificate in BBB- rated CMBS	237.1		—
Cash from liquidation of swap position	15.2		—
Cash from Deutsche Bank $95 million borrowing facility	94.7		—
Cash used to retire Bear Stearns Debt	(293.1)		—
Cash used to pay down Bear Stearns $200 million borrowing facility	(52.7)		—
Other cash items related to transaction, net	(1.2)		—
Sources and Uses of Cash related to Equity/Other Transactions:
Cash from issuance of additional Series B Preferred Stock	14.9		—
Cash used to redeem Series F and G Preferred Stock	(18.3)		—
Cash received/used to exercise clean-up calls related to non-recourse debt	2.1		(2.0)
Cash used to purchase CMBS	(1.2)		—
Cash used to pay executive contract termination and severance costs	—		(4.5)

(1)          CMSLP’s cash has not been used to service our debt or pay dividends and is therefore excluded from this summary table. CMSLP retains its cash to fund its operations.

(2)          The decrease in cash received from our Retained CMBS Portfolio is primarily due to the reimbursement of approximately $3.3 million of excess advances relating to the Shilo Inns loans and due to increased realized losses and other shortfalls during the year 2004.

(3)          Includes cash received primarily from our interests in the AIM Limited Partnerships, insured mortgage securities and mezzanine loans. Proceeds aggregating $1.8 million from the liquidation of three AIM Limited Partnerships is included in 2004. The refinancing of our commercial mortgage obligations (CMOs) in late 2003 and early 2004 resulted in approximately $1.8 million of additional cash received in 2004 compared to 2003 from our insured mortgage securities. Additionally, as a result of the payoff of mezzanine loans, proceeds of $2.8 million and $1.8 million are included in 2004 and 2003, respectively.

(4)          The June 30, 2004 refinancing transaction reduced our debt service requirements related to certain of our debt. Due to the retirement of the Bear Stearns Debt and the related refinancing, our principal debt service requirements were eliminated (for a three year term) and our interest payments were reduced.

(5)          Interest expense for 2003 includes approximately $3.1 million of additional interest paid during the 45 day redemption notice period on the Series A Senior Secured Notes and the Series B Senior Secured Notes.

(6)          The general and administrative expenses and BREF maintenance fee are the amounts as reflected in our consolidated statements of income.

(7)          During 2003, all outstanding accrued dividends were paid to preferred shareholders.

Cash flows from our Retained CMBS Portfolio will continue to be affected by the amount and timing of additional actual defaults, realized losses, interest shortfalls, master servicer advance recoveries and appraisal reduction amounts on properties underlying our Retained CMBS Portfolio. Realized losses on our Retained CMBS Portfolio are expected to increase significantly during 2005 and will likely result in decreased cash received from our Retained CMBS Portfolio in subsequent years. Also, we currently face uncertainty regarding the potential impact of events involving our most significant borrowing relationship as discussed under the caption “Financial Condition—Summary of CMBS—Specially Serviced Mortgage Loans”.

2004 compared to 2003

Net cash provided by operating activities increased by approximately $8.0 million to $28.8 million during the year ended December 31, 2004 from $20.8 million during the year ended December 31, 2003. The increase was primarily attributable to:

•       $2.9 million aggregate decrease in Portfolio Investment and Servicing general and administrative expenses;

•       $2.4 million paid to certain executives for contract terminations and $2.1 million in severance paid to our former Chairman and former President in 2003;

•       $13.0 million decrease in debt service payments related to non-match funded debt; partially offset by a

•       $9.7 million decrease in cash from our Retained CMBS Portfolio.

Net cash provided by investing activities decreased by approximately $5.2 million to $136.0 million during the year ended December 31, 2004 from $141.2 million during the year ended December 31, 2003. The decrease was primarily attributable to:

•       $7.9 million decrease in proceeds from mortgage security prepayments;

•       $3.6 million decrease in proceeds resulting from the difference between cash (paid) received in excess of income recognized on our Retained CMBS Portfolio, due primarily to the reimbursement of excess advancing related to the Shilo Inns loans in 2004;

•       $3.2 million of principal payments received on CMBS in 2003;

•       $1.6 million purchase of CMBS in 2004;

•       $3.3 million of proceeds from the sale of investment-grade CMBS by CMSLP in 2003; partially offset by

•       $15.2 million proceeds from the liquidation of derivatives in 2004.

Net cash used in financing activities decreased by approximately $24.2 million to $145.4 million during the year ended December 31, 2004 from $169.6 million during the year ended December 31, 2003. The increase is primarily attributable to:

•       $30.6 million decrease in principal payments on recourse and non-recourse debt;

•       $5.3 million decrease in debt issuance costs;

•       $6.0 million reduction in the payment of dividends to preferred shareholders;

•       $13.2 million decrease in proceeds from the issuance of common stock; and

•       $3.7 million net decrease in cash from the issuance of the additional Series B Preferred Stock and the subsequent redemption of the Series F and G Preferred Stock in 2004.

2003 compared to 2002

Net cash provided by operating activities decreased by approximately $36.1 million to $20.8 million during 2003 as compared to $56.9 million during 2002. The decrease was primarily attributable to the lapsing of restrictions on the use of our cash as a result of the retirement of our Exit Debt, a decrease in cash received from our Retained CMBS Portfolio, $2.4 million paid to certain executives for contract terminations, and $2.1 million of severance paid to our former Chairman and former President.

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

Net cash used in financing activities increased by approximately $37.8 million to $169.6 million during 2003 compared to $131.8 million during 2002. The increase is primarily attributable to the payment of approximately $12.2 million in preferred stock dividends during 2003 and a $61.0 million increase in principal payments on the securitized mortgage obligations due to higher insured mortgage security prepayments as discussed previously. In connection with the January 2003 recapitalization, we repaid approximately $373.6 million of Exit Debt through the incurrence of an aggregate $330.0 million of Bear Stearns Debt and BREF Debt, the net proceeds of $13.5 million from the issuance of common stock to BREF Fund, and $30.1 million of our available cash and liquid assets. During 2003, we also paid approximately $6.4 million of debt issuance costs, primarily in connection with the January 2003 recapitalization.  During 2002, we paid $18.7 million (approximately $396,000 of which represented accrued and unpaid dividends) to redeem the Series E Preferred Stock. We redeemed all 173,000 outstanding shares of the Series E Preferred Stock at the stated redemption price of $106 per share plus accrued and unpaid dividends through and including the date of redemption. The approximate $2.2 million difference between the aggregate liquidation value, including preferred stock issuance costs, and the redemption price is reflected as a dividend on preferred stock in 2002.

Capital Resources

Our consolidated indebtedness was approximately $630.0 million as of December 31, 2004. Recourse debt was $73.7 million, or 12% of total indebtedness, and non-recourse debt was $556.3 million, or 88% of total indebtedness as of December 31, 2004, as discussed below.

Recourse Debt

Certain information regarding our recourse debt at December 31, 2004 is as follows:

	Carrying Amount(1)	Stated Interest Rate	Stated Maturity Date
	(in thousands)
Secured by pledge of CMBS(2)	$42,000	LIBOR + 1.25%(3)	June 2007(4)
Secured by pledge of CMBS	415	LIBOR + 1.5%(3)	August 2005
Senior subordinated secured note	31,267	15%	January 2006
Total recourse debt	$73,682

(1)          Carrying amount approximates face amount.

(2)          Recourse is limited to 10% of this outstanding debt, or $4.2 million, as of December 31, 2004.

(3)          LIBOR equals one-month LIBOR.

(4)          The terms of the debt permit us to extend the term for one twelve-month period. If we extend, we will be required to retire 25% of the then outstanding debt balance each quarter over the remaining year of the term.

Substantially all of our recourse debt secured by pledge of CMBS is collateralized by the retained junior interest in our currently BBB- rated CMBS and by our currently BB+ rated CMBS. The senior subordinated secured note is collateralized by an indirect second lien on our Retained CMBS Portfolio and is not prepayable.

See Note 6 in our notes to consolidated financial statements for a more detailed discussion of our recourse debt.

Non-Recourse Debt

Certain information regarding our non-recourse debt at December 31, 2004 is as follows:

	Carrying Amount	Face Amount	Stated Interest Rate	Stated Maturity Date
	(in thousands)	(in thousands)
Secured by pledge of CMBS	$526,838	$585,198	7.0%	2033
Secured by pledge of insured mortgage securities	29,485	29,485	LIBOR + 0.10%(1)	June 2007	(2)
Total non-recourse debt	$556,323	$614,683

(1)          LIBOR equals one-month LIBOR.

(2)          The terms of the debt permit us to extend the term for one twelve-month period. If we extend, we will be required to retire 25% of the then outstanding debt balance each quarter over the remaining year of the term.

Our non-recourse debt totals approximately $556.3 million as of December 31, 2004, $526.8 million of which is secured by our investment grade CMBS (not including 18.5% of our BBB- rated CMBS), and $29.5 million of which is secured by our insured mortgage securities. Principal payments on these debt obligations are required to the extent of principal payments received on the underlying CMBS and insured mortgage securities.

See Note 6 in our notes to consolidated financial statements for a more detailed discussion of our non-recourse debt.

Derivative Financial Instruments

The following is a summary of our derivative financial instrument as of December 31, 2004:

	Notional Amount	Estimated Fair Value Asset (Liability)	Fixed Pay Rate	Maturity Date
	(in thousands)	(in thousands)
Interest rate swap(1)	$40,000	$(689)	4.70%	August 5, 2014

(1)          Pursuant to this swap, we agreed to pay Deutsche Bank a fixed interest rate of 4.70% per annum in exchange for floating payments based on one-month LIBOR. For further discussion of our interest rate swap see “Results of Operations—Net Gains (Losses) on Derivatives.”

Summary of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2004. For debt obligations, the table presents the contractual principal payments.

	Payments due by period
	Total	2005	2006 - 2007	2008 - 2009	Thereafter
	(in thousands)
Long-Term Debt:
Recourse to CRIIMI MAE	$73,681	$415	$73,266	$—	$—
Non-Recourse to CRIIMI MAE(1)	614,683	60,355	28,494	—	525,834
Operating Lease Obligations(2)	3,938	1,313	2,625	—	—
Purchase Obligations	2,273	2,227	46	—	—
Totals	$694,575	$64,310	$104,431	$—	$525,834

(1)          Most of these obligations relate to our securitized mortgage obligations. Payments of principal on the securitized mortgage obligations are required to the extent mortgage principal is received on the related collateral. The projected principal payments on the securitized mortgage obligations are based on the stated terms of the underlying mortgages.

(2)          These amounts have not been reduced by sublet rental income of $251,000, $271,000 and $284,000 for 2005, 2006 and 2007, respectively, which we are to receive under non-cancelable subleases.

We have entered into employment agreements with three of our senior executive officers. The significant contract provisions of the employment agreements include minimum annual base salaries, guaranteed minimum cash bonus payments, and restricted stock awards and stock bonuses. These contracts are primarily “at will” employment agreements, under which we or the executive may terminate employment for any reason or no reason. If we terminate any of these executives without cause, then we are obligated to pay the executive as specified in their individual contracts. Under the employment agreements, minimum aggregate severance payments payable by us through December 31, 2005 would be approximately $400,000.

We entered into Change in Control Agreements with five of our senior executive officers which provide for certain payments upon the termination of such officer’s employment by us without cause or by such officer for “good reason” following a “change in control” of CRIIMI MAE Inc. (each as defined in the agreement). Aggregate payments under the Change in Control Agreements would approximate $7.8 million, excluding items such as prorated guaranteed minimum cash bonus payments pursuant to their respective employment agreement.

Results of Operations

2004 compared to 2003

Net income (loss) to common shareholders for the years ended December 31, 2004 and 2003 was approximately $16.7 million and $(4.1) million, respectively.

2004 results include:

•       $43.4 million of net interest margin;

•       $15.7 million of impairment of CMBS;

•       $13.4 million of net gains on derivatives;

•       $3.4 million of net loss on extinguishment of debt; and

•       $3.1 million of impairment of non-core assets.

2003 results include:

•       $33.6 million of net interest margin;

•       $14.7 million of impairment of CMBS;

•       $6.7 million of net gain on extinguishment of debt;

•       $3.3 million of additional amortization expense on collateralized mortgage obligations;

•       $3.2 million of recapitalization expenses;

•       $2.9 million in executive contract termination expenses;

•       $3.1 million of additional interest expense during the 45 day redemption notice period for the Series A and Series B Senior Secured Notes; and

•       $1.9 million of net loss on derivatives.

Net Interest Margin

Net interest margin increased by approximately $9.8 million to $43.4 million during 2004 compared to $33.6 million during 2003, primarily due to the decrease in our average outstanding balance of recourse debt and the additional interest expense we paid in 2003 in connection with the redemption of outstanding

Series A and Series B senior secured notes on March 10, 2003. Additionally, the net interest margin was impacted by the reduced cost of borrowing resulting from the refinancings of our insured mortgage portfolio, along with a reduction in the related amortization of the discount and deferred financing costs included in interest expense.

Interest Income—CMBS

The change in interest income from CMBS pledged to secure recourse debt, CMBS and CMBS pledged to secure non-recourse debt for the year ended December 31, 2004 as compared to 2003 was due to income statement reclassifications resulting from our June 2004 refinancing of our CMBS. Total CMBS income was approximately $90.4 million and $88.9 million for the years ended December 31, 2004 and 2003, respectively. There was not a significant difference in the weighted average yield-to-maturity used to calculate our CMBS interest income during 2004 as compared to 2003.

The effective interest method of recognizing interest income on CMBS results in income recognition that differs from cash received. Cash received from our Retained CMBS Portfolio was $50.3 million and $60.0 million in 2004 and 2003, respectively.

Interest Income—Insured Mortgage Securities

Interest income from insured mortgage securities decreased from $15.5 million in 2003 to $5.2 million in 2004. The decrease is primarily due to significant prepayments of the mortgages underlying our insured mortgage securities, and to a lesser extent, the sale of approximately $17.7 million of FHA loans in the second quarter of 2004.

Interest Expense

Interest Expense Related to Recourse Debt

Interest expense related to recourse debt of approximately $13.0 million for 2004 was approximately $11.1 million lower than interest expense of approximately $24.1 million for 2003. The decrease is primarily due to a decrease in the average outstanding balance of recourse debt and the additional interest expense we paid in early 2003 in connection with the redemption of our outstanding Series A and Series B Senior Secured Notes. This redemption required a deposit of the redemption amount 45 days prior to the actual redemption of the notes. The 45 day notice period resulted in approximately $3.1 million of additional interest expense during the period January 23, 2003 through March 10, 2003 since the BREF Debt, the Bear Stearns Debt and the Series A and B secured notes were all outstanding at the same time.

The overall weighted average effective interest rate on the recourse debt was 6.1% for 2004, compared to 6.7% for 2003.

Interest Expense Related to Non-Recourse Debt

Interest expense related to non-recourse debt of approximately $39.1 million for 2004 was approximately $6.6 million lower than interest expense of approximately $45.6 million for the same period in 2003. This net decrease is primarily due to a decrease in the average outstanding balance of non-recourse debt and the reduction in discount amortization and deferred financing costs.

The overall weighted average effective interest rate on the non-recourse debt was 8.6% for 2004, compared to 9.4% for 2003.

General and Administrative Expenses

Portfolio Investment general and administrative expenses declined by approximately 14% to $10.4 million during 2004 compared to $12.0 million in 2003 primarily due to lower legal fees, reduced compensation expense, and fewer employees in 2004 as compared to 2003.

Mortgage Servicing

The following is a summary of the consolidated results of operations of CMSLP:

	Year ended December 31,
	2004	2003
	(in thousands)
Servicing revenue	$9,643	$9,483
Servicing general and administrative expenses	(8,032)	(9,317)
Servicing amortization, depreciation and impairment	(868)	(1,811)
Servicing loss on sale of investment-grade CMBS	—	(5)
Net income (loss) from CMSLP	$743	$(1,650)

The net income from CMSLP increased by approximately $2.4 million for 2004 compared to 2003. This net increase is primarily the result of a reduction in general and administrative expenses during 2004 compared to 2003 due to fewer employees and to some extent, reduced compensation levels. A decrease in impairment charges also impacted the increase in net income.

BREF Maintenance Fee

Pursuant to the Investment Agreement with Brascan Real Estate Financial Investments LLC which we refer to as BREF Investments (subsequently assigned to BREF One), we are obligated to pay BREF One a quarterly maintenance fee of $434,000 through January 2006. The expense is slightly higher during 2004 as compared to 2003 because, in 2003, the expense did not begin to accrue until the date of the recapitalization on January 13, 2003.

Net (Loss) Gain on Extinguishment of Debt and Impairment of REO Asset

During the year ended December 31, 2004, we recognized a net loss on extinguishment of debt of approximately $3.4 million. This net loss resulted from a $5.2 million loss on the extinguishment of debt due to the write-off of unamortized discount and deferred financing costs related to the extinguishment of the Bear Sterns Debt and certain non-recourse debt and termination fees related to the Bear Sterns Debt, and a $1.8 million gain from the foreclosure sale of our REO asset, as discussed below.

Through a limited partnership (the borrower), for which another limited partnership that we controlled served as the managing general partner, we owned a shopping center in Orlando, Florida which we accounted for as real estate owned. The asset was subject to $8.6 million face amount of non-recourse, first mortgage debt for which the borrower was the obligor. The debt was reflected as non-recourse debt secured by real estate owned (REO) asset on our consolidated balance sheet as of December 31, 2003. In March 2004, we wrote down the value of the asset to estimated fair value and recorded a resulting impairment charge of approximately $2.6 million during the first quarter of 2004. Included in our consolidated statements of income for the year ended December 31, 2004 was the impairment charge of $2.6 million and other loss of approximately $(330,000) relating to this REO.  On October 5, 2004, the shopping center was sold at foreclosure. At the date of sale, we had approximately $6.3 million in assets and approximately $8.1 million of liabilities included in our consolidated balance sheet relating to this property. As a result of the sale to satisfy the related first mortgage non-recourse debt, we removed the assets and liabilities relating to the REO which resulted in a gain of approximately $1.8 million.

During the year ended December 31, 2003, we reversed approximately $7.8 million of accrued extension fees related to the secured debt incurred upon our emergence from Chapter 11 in April 2001 since the debt was repaid and the extension fees were no longer payable. This reversal is reflected as a gain on extinguishment of debt in our 2003 consolidated statement of income. This reversal was partially offset by approximately $403,000 of breakage fee paid to a lender and legal fees of approximately $47,000, resulting in a net gain on extinguishment of debt of approximately $7.3 million.

Additionally, in December 2003, we repaid a funding note related to our non-recourse debt secured by insured mortgage securities. In connection with the funding note repayment, we recognized a $665,000 loss on extinguishment of debt for the write-off of unamortized bond discount and deferred financing fees.

Impairment of CMBS

We increased our overall expected loss estimate related to our subordinated CMBS from approximately $581 million as of December 31, 2003 to $628 million as of December 31, 2004, with such total losses occurring or expected to occur through the life of the CMBS portfolio. This revision  to the overall expected loss estimate includes changes in the anticipated timing of resolution and disposition of certain specially serviced assets and the impact of increased projected losses due to lower internal estimates of values on properties underlying certain mortgage loans. The primary reasons for lower estimates of value in 2004 and 2003 includes changes in the operating performance of certain properties and related markets and changes to workout negotiations and/or strategies. Additionally in 2003, the lower estimates of value were also attributed to the softness in the economy and the lag typically associated with real estate fundamentals, the continued slowdown in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets. Additionally, our estimate of overall expected losses include estimates of future loss exposure which relate in part to underlying mortgage loans which are performing today, but which we expect may default at some point in the future, at which time we estimate that losses may occur. Such estimates are subject to change as market conditions change. There can be no assurance that our overall expected loss estimate of approximately $628 million as of December 31, 2004, will not be exceeded as a result of additional or existing adverse events or circumstances.

We recognized approximately $15.7 million and $14.7 million of impairment on certain of our CMBS during the years ended December 31, 2004 and 2003, respectively. Since we determined that there had been an adverse change in expected future cash flows on these CMBS due primarily to the factors mentioned previously, these CMBS were impaired under Emerging Issues Task Force (EITF) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. The impairment charges reduced our basis in the impaired CMBS.

Impairment of Mezzanine Loan

In early 2004, we received notification of an imminent default of one of our mezzanine loans. In July 2004, the borrower defaulted on such loan. The market in which the underlying property is located had deteriorated resulting in increased vacancy and declining rental rates. Based on our review of available information, we did not believe that we would be able to collect amounts due under the contractual terms of the loan agreement. As a result, during the first quarter of 2004, we recognized $527,000 of impairment on the mezzanine loan, which represented our entire loan receivable relating to this mezzanine loan.

Net Gains (Losses) on Derivatives

In 2003, we entered into a total of three interest rate swaps to hedge the variability of the future interest payments on the then anticipated collateralized debt obligation (CDO) attributable to future changes in interest rates.  Under these swaps, we agreed to pay Bear Stearns a weighted average fixed interest rate of 4.15% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount of $100 million. These swaps were effective on October 15, 2003. On November 15, 2003 we began making monthly payments to Bear Stearns equal to the difference between the weighted average swap rate of 4.15% per annum and the current one-month LIBOR rate on the notional amount of $100 million. The interest rate swaps were originally designated to hedge future fixed-rate interest payments on the then anticipated CDO. Through December 31, 2003, these swaps were treated as cash flow hedges for GAAP. During the first quarter of 2004, we started exploring other refinancing alternatives. As a result, effective January 1, 2004, we began reflecting changes in the fair value of the swaps through earnings. Additionally, during the first quarter of 2004, we reclassified $4.7 million in Accumulated Other Comprehensive Income to earnings as hedge ineffectiveness based on our reassessment of the probability of the CDO as originally specified and contemplated at the inception of the interest rate swaps. Ineffectiveness and subsequent fair-value adjustments are included in net gains on derivatives in the accompanying consolidated statements of  income.

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

On August 6, 2004, we entered into an interest rate swap to manage the interest rate risk associated with our $42.4 million of recourse debt secured by pledge of CMBS. Under this swap we agreed to pay Deutsche Bank a fixed interest rate of 4.70% per annum in exchange for floating payments based on one-month LIBOR on a notional amount of $40 million over a 10-year term.  The monthly interest payments commenced on September 7, 2004. The swap was not designated as a hedging instrument, and as a result, changes in fair value, as well as the impact of any cash payments made or received, were recognized in current period earnings as net (losses) gains on derivatives. In connection with this swap and pursuant to the interest rate swap documents and Master Netting Agreement with Deutsche Bank, we have granted to Deutsche Bank a security interest in all of our right, title and interest in certain assets, and property (including our right to any “Excess” as defined in the Master Netting Agreement) related to the collateral securing the Deutsche Bank debt secured by CMBS, to secure our obligations under the interest rate swap documents and the Deutsche Bank debt secured by CMBS. This security interest constitutes additional collateral for the Deutsche Bank debt secured by CMBS. Under the Master Netting Agreement, on any day on which we have any obligation to deliver cash or additional eligible collateral under either the interest rate swap or the Deutsche Bank debt, such obligation will be deemed satisfied to the extent there exists an Excess under the Deutsche Bank debt or an obligation for Deutsche Bank to deliver cash or eligible collateral to us under the interest rate swap. The fair value of this swap was a liability of approximately $689,000 at December 31, 2004.

As a result of the above derivative transactions, we recognized approximately $13.4 million of net gains on derivatives during the year ended December 31, 2004, and approximately $(1.9) million of net losses on derivatives during the year ended December 31, 2003.

Lease Termination and Recapitalization Expenses

We consolidated our office space in connection with our January 2003 recapitalization and, as a result, we recorded approximately $580,000 of expense for vacant office space during 2003. During 2004, we reassessed the accrual and recorded an additional $183,000 of expense. Additionally, during 2004 we paid $454,000 of lease termination fees and broker fees to exit certain office space not included in the 2003 recapitalization plan. The accrual for the vacant space is $507,000 and $580,000 in December 31, 2004 and 2003, respectively. These expenses are reflected in lease termination and recapitalization expenses in our consolidated statements of income.

In connection with the January 2003 recapitalization, we amended the employment contracts of our former Chairman, William B. Dockser, and former President, H. William Willoughby, to provide for their termination on January 23, 2003. During  2003, we recognized approximately $2.6 million of expenses related to severance and related benefit payments, and accelerated vesting of certain outstanding stock options held by Messrs. Dockser and Willoughby. These expenses are reflected as lease termination and recapitalization expenses in our consolidated statements of income.

REIT Status and Other Tax Matters

See “BUSINESS—Certain Risk Factors”, under the caption “We are subject to a number of tax related risks including loss of REIT status”, for a discussion of REIT status, NOL and other tax matters.

Net Operating Loss for Tax Purposes.   We generated net taxable income of approximately $10.3 million during the year ended December 31, 2004 before the application of our NOL carryforward compared to a NOL of approximately $84.0 million during the year ended December 31, 2003. For the year ended December 31, 2004, we utilized a portion of our NOL carryforward to reduce our 2004 taxable income to common shareholders to zero. As a result of our trader election in early 2000, we recognized a mark-to-market tax loss of approximately $478 million on certain trading assets on January 1, 2000. The January 2000 loss was recognized evenly from 2000 through 2003 for tax purposes (approximately $120 million per year).

A summary of our 2004 and 2003 estimated taxable income (net operating loss) to common shareholders and the remaining NOL carryforward is as follows:

	2004	2003
	(in millions)
Taxable income to common shareholders for the year ended prior to NOL carryforward and recognition of January 2000 loss	$10.3	$35.7
LESS: Utilization of NOL carryforward	(10.3)	—
LESS: January 2000 loss recognized	—	(119.7)
Taxable income (net operating loss) to common shareholders for the year	$—	(84.0)
Accumulated NOL at beginning of year	$(307.8)	$(223.8)
NOL utilized (created) during the year	10.3	(84.0)
Accumulated NOL at end of year available for use in future periods	$(297.5)	$(307.8)

The NOL carryforward of $297.5 million at December 31, 2004 can be carried forward to offset future taxable income until it is fully utilized or it expires. If the carryforwards are not used, they will expire between the years 2021 and 2024.

As discussed above, taxable income will generally differ from GAAP net income during a given period, and such differences may be material. A summary of significant items that give rise to differences in GAAP net income (loss) and taxable net income (loss) is as follows:

	2004	2003	2002
	(in millions)
Included in taxable income (loss):
Realized credit losses on CMBS	$53.3	$24.8	$14.5
Excluded from taxable income (loss):
Net gains (losses) on derivatives	13.4	(1.9)	—
Impairment on CMBS	15.7	14.7	70.2

The adjusted tax basis of the underlying CMBS was approximately $1.1 billion and $1.2 billion as of December 31, 2004 and 2003, respectively. For GAAP purposes, the amortized cost basis of our CMBS was approximately $747.2 million and $750.3 million as of December 31, 2004 and 2003, respectively. The tax and GAAP basis of the aggregate debt obligations related to the financings of our CMBS was approximately $967.2 million and $600.5 million, respectively, at December 31, 2004 and $1.1 billion and $639.0 million, respectively, at December 31, 2003.

Results of Operations

2003 compared to 2002

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

2003 results include

•       $33.6 million of net interest margin;

•       $14.7 million of impairment of CMBS;

•       $6.7 million of net gain on extinguishment of debt;

•       $3.3 million of additional amortization expense on collateralized mortgage obligations;

•       $3.2 million of recapitalization expenses;

•       $2.9 million in executive contract termination expenses;

•       $3.1 million of additional interest expense during the 45 day redemption notice period for the Series A and Series B Senior Secured Notes; and

•       $1.9 million of net loss on derivative.

2002 results include

•       $30.7 million of net interest margin;

•       $70.2 million of impairment of CMBS;

•       a $9.8 million non-cash charge to write-off goodwill upon the adoption of Statement of Financial Accounting Standards (or SFAS) No. 142;

•       $4.9 million from the gain on the sale by CMSLP of master and direct servicing rights;

•       $2.8 million of additional amortization expense on collateralized mortgage obligations;

•       $2.2 million reflected as an additional dividend on preferred stock in connection with the redemption of the Series E Preferred Stock (representing the difference between the aggregate liquidation value, including the initial preferred stock issuance costs, and the redemption price); and

•       $1.0 million of recapitalization expenses.

Net Interest Margin

Net interest margin increased by approximately $2.9 million to $33.6 million during 2003 compared to $30.7 million during 2002, primarily due to reduced borrowing costs related to the January 2003 recapitalization,  partially offset by additional interest expense related to discount amortization of our collateralized mortgage obligations.

Interest Income—CMBS

Interest income from CMBS pledged to secure non-recourse debt did not change significantly during 2003 as compared to 2002. Interest income from CMBS pledged to secure recourse debt decreased by approximately $12.0 million, or 16%, to $62.6 million during 2003 as compared to $74.6 million during 2002, primarily due to changes in our loss estimates related to CMBS during 2002 and 2003 and the resulting reduction in interest income on CMBS. GAAP require that yields on CMBS be recalculated and revised as estimated future cash flows change. The revised yield on CMBS was based on the then current amortized cost (adjusted for impairment) and the revised future cash flows, including the assumed timing and amount of future defaults and credit losses. The revised weighted average yield as of January 1, 2003 and 2002 was 11.6% and 12.4%, respectively.

The effective interest method of recognizing interest income on CMBS results in income recognition that differs from cash received. Cash received from our Retained CMBS Portfolio was $60.0 million and $70.6 million in 2003 and 2002, respectively.

Interest Income - Insured Mortgage Securities

Interest income from insured mortgage securities decreased by approximately $8.3 million, or 35%, to $15.5 million during 2003 from $23.8 million during 2002. This decrease was principally due to the prepayment or sale of approximately 45% of the total insured mortgage portfolio from December 31, 2002 through December 31, 2003. The prepayment activity corresponded with the low mortgage interest rate environment during this period. These prepayments resulted in corresponding reductions in the outstanding principal balances of the related debt and interest expense.

Interest Expense

Interest Expense Related to Recourse Debt

Interest expense related to recourse debt of approximately $24.1 million for 2003 was approximately $16.4 million lower than interest expense of approximately $40.5 million for 2002. The decrease was primarily due to a decrease in the average outstanding balance of recourse debt and the decrease in borrowing costs related to the January 2003 recapitalization.

The overall weighted average effective interest rate on the recourse debt was 6.7% for 2003, compared to 10.4% for 2002.

Interest Expense Related to Non-Recourse Debt

Interest expense related to non-recourse debt of approximately $45.6 million for 2003 was approximately $6.4 million lower than interest expense of approximately $52.0 million for 2002. The net decrease in 2003 is primarily due to a decrease in the average outstanding balance of non-recourse debt and the reduction in discount amortization and deferred financing costs, as previously discussed.

The overall weighted average effective interest rate on the non-recourse debt was 9.4% for 2003, compared to 8.9% for 2002.

General and Administrative Expenses

Portfolio Investment general and administrative expenses increased by approximately $1.4 million to $12.0 million during 2003 as compared to $10.6 million during 2002 primarily due to an increase in professional fees incurred in connection with the interest rate swap and related netting agreement and corporate governance compliance due to the Sarbanes-Oxley Act of 2002, and an increase in compensation expenses.

Mortgage Servicing

The following is a summary of the consolidated results of operations of CMSLP (in thousands):

	Year ended December 31,
Description	2003	2002
Servicing revenue	$9,483	$10,986
Servicing general and administrative expenses	(9,317)	(9,043)
Servicing amortization, depreciation and impairment	(1,811)	(2,173)
Servicing gain on sale of servicing rights	—	4,864
Servicing (loss) gain on sale of investment-grade CMBS	(5)	241
GAAP net (loss) income from CMSLP	$(1,650)	$4,875

The net loss from CMSLP of $(1.7) million for the year 2003 compared to net income of $4.9 million for 2002. This decrease was primarily the result of the decrease in mortgage servicing income, other servicing revenue and interest income earned on cash and investments and the $4.9 million gain from the sale of servicing rights in 2002. General and administrative expenses increased during 2003 compared to 2002 primarily due to additional resources dedicated to special servicing resolutions and severance payments made in connection with managerial changes.

In April 2003, we restructured CMSLP’s property servicing group resulting in the termination of 10 employees. In conjunction with this restructuring, we outsourced substantially all of our contractual property servicing duties related to the labor-intensive tasks of financial statement collection and analysis and property inspection performance. The outsourcing was completed in February 2004. This outsourcing did not relieve us of any of our contractual obligations or reduce any of our rights as property servicer, since CMSLP remains the property servicer of record, but it did relieve us of the administrative task of collecting financial operating data. This allowed the remaining resources in CMSLP’s surveillance group to focus more on collateral analysis. For the outsourced loans, CMSLP coordinates the delivery of monthly reports and inspections with the third-party servicers. For the portfolios for which the third-party servicer is not also the master servicer, CMSLP reviews and approves the reports from these servicers prior to submission by CMSLP to the securitization trustees.

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

Income Tax Benefit (Expense)

During 2003, we recorded an income tax benefit of approximately $603,000. During 2002, we recorded income tax expense of approximately $460,000. During 2002, approximately $1.0 million of income tax expense was recognized as a result of the gain on the sale by CMSLP of its CMBS master and direct servicing rights. This tax expense of $1.0 million was partially offset by tax refunds that were not previously accrued of approximately $552,000 that were recognized during 2002. The income tax benefit (expense) was recognized by our TRSs that own the partnership interests in CMSLP. These TRSs are separately taxable entities that cannot use CRIIMI MAE Inc.’s net operating loss carryforward to reduce their taxable income. The income tax benefit (expense) that was recognized by our TRSs was the result of CMSLP’s financial results.

BREF Maintenance Fee

Pursuant to the Investment Agreement with BREF Investments (subsequently assigned to BREF One), we are obligated to pay BREF One a quarterly maintenance fee of $434,000 through January 2006. The expense of approximately $1.7 million during 2003 represented the maintenance fee for the period January 14 through December 31, 2003.

Net (Loss) Gain on Extinguishment of Debt

During the three months ended March 31, 2003, we reversed approximately $7.8 million of accrued extension fees related to the Exit Debt since the debt was repaid and the extension fees were no longer payable. This reversal was reflected as a gain on extinguishment of debt in our consolidated statements of income. This reversal was partially offset by approximately $403,000 of breakage fee paid to a lender and legal fees of approximately $47,000, resulting in a net gain on extinguishment of debt of $7.3 million.

In December 2003, we repaid a funding note related to our non-recourse debt secured by insured mortgage securities, which had an unpaid principal balance of approximately $24.5 million by using approximately $22.5 million available under our $200 million repurchase facility with Bear Stearns and approximately $2.0 million of our cash. In connection with the funding note repayment, we recognized a $665,000 loss on extinguishment of debt for the write-off of unamortized bond discount and deferred financing fees.

Impairment of CMBS

Impairment on subordinated CMBS decreased to $14.7 million during 2003 compared to $70.2 million during 2002. As of December 31, 2003, the projected loss severities of certain of the underlying mortgage loans increased which resulted in an increase in our overall expected loss estimate related to our subordinated CMBS to $581 million. This revision to the overall expected loss estimate was primarily the result of increased projected losses due to lower internal estimates of values on properties underlying certain mortgage loans and real estate owned by underlying trusts, and, in some cases, changes in the timing of resolution and disposition of certain specially serviced assets, which when combined, resulted in higher projected loss severities on certain loans and real estate owned by underlying trusts currently or anticipated to be in special servicing. The primary reasons for lower estimates of value include the poor performance of certain properties and related markets and changes to workout negotiations due, in large part, to the softness in the economy and the lag typically associated with real estate fundamentals, the continued slowdown in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets.

As we determined that there had been an adverse change in expected future cash flows, we believed some of our subordinated CMBS had been impaired under EITF 99-20 and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as of June 30, 2003, September 30, 2003 and December 31, 2003. As the fair values of the impaired subordinated CMBS aggregated approximately $8.9 million, $4.7 million and $1.1 million below the amortized cost basis as of June 30, 2003, September 30, 2003 and December 31, 2003, respectively, we recorded other than temporary impairment charges (aggregating $14.7 million) through the consolidated statements of income of these same amounts during the second, third and fourth quarters of 2003. The impairment charges reduced our basis in those impaired bonds (see also “Interest Income—CMBS”).

During 2002, we also revised our overall expected loss estimate related to our subordinated CMBS. The revisions to the overall expected loss estimate during 2002 were primarily the result of the same factors as those described above. As we determined that there had been an adverse change in expected future cash flows, we believed some of our CMBS had been impaired during 2002 and recorded other than temporary impairment charges aggregating $70.2 million through the consolidated statements of income during 2002.

For further discussion of our loss estimate see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Summary of CMBS”.

Net Gains (Losses) on Derivatives

As previously discussed, during 2003, we entered into a total of three interest rate swaps to hedge the variability of the future interest payments on the anticipated CDO attributable to future changes in interest rates. Through December 31, 2003, these swaps were treated as cash flow hedges for GAAP. Under these swaps, we agreed to pay Bear Stearns a weighted average fixed interest rate of 4.15% per annum in exchange for floating rate payments based on one-month LIBOR on the total notional amount of $100 million. These swaps were effective on October 15, 2003. On November 15, 2003, we began making monthly payments to Bear Stearns equal to the difference between the weighted average swap rate of 4.15% per annum and the then current one-month LIBOR rate, on the notional amount of $100 million. We made actual payments of approximately $501,000 during 2003. The interest rate swaps were designated to hedge future interest payments on the anticipated CDO. When the expected date of the CDO changed, we recognized approximately $1.9 million of hedge ineffectiveness during the year ended December 31, 2003, in accordance with SFAS No. 133. We had an asset of approximately $3.4 million in Other Assets as of December 31, 2003, representing the aggregate fair value of the interest rate swaps. During the first quarter of 2004, we started exploring other refinancing alternatives, including the CDO. As a result, we began reflecting changes in the fair value of the swaps through earnings as net gains (losses) on derivatives in 2004.

Executive Contract Termination Costs

In August 2003, the employment contracts for former executive officers David Iannarone and Brian Hanson, and Cynthia Azzara expired and were not renewed. These contracts were put into place in 2001 to ensure management continuity following our emergence from Chapter 11 proceedings and through our January 2003 recapitalization. In connection with the contract terminations, we recognized approximately $1.0 million of executive contract termination expenses for each of Mr. Iannarone and Ms. Azzara and approximately $825,000 of executive contract termination expense related to severance and related benefit payments for Mr. Hanson. Ms. Azzara continued with us as an “at will” employee and was promoted to Executive Vice President, Chief Financial Officer and Treasurer.

Lease Termination and Recapitalization Expense

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

During 2002, we recognized approximately $1.0 million of recapitalization expenses related to the services performed by an investment banking firm that we retained to explore strategic alternatives in 2002.

Cumulative Effect of Adoption of SFAS 142

In 2001, the Financial Accounting Standards Board issued SFAS No. 142. SFAS No. 142, among other things, prohibits the amortization of existing goodwill and certain types of other intangible assets and establishes a new method of testing goodwill for impairment. Under SFAS No. 142, the method for testing goodwill for impairment occurs at the reporting segment level (as defined in SFAS No. 142) and is performed using a fair value based approach. SFAS No. 142 was effective for us on January 1, 2002. Effective upon adoption on January 1, 2002, we wrote off our goodwill and recorded a resulting impairment charge of approximately $9.8 million for this change in accounting principle. The goodwill relates to the Portfolio Investment reporting segment (as defined in Note 18 of the Notes to Consolidated Financial Statements). The fair value of the reporting segment was determined using a market capitalization approach, and the impairment was primarily a result of the significant decrease in the price of our common stock price since the merger of certain mortgage businesses affiliated with CRI, Inc. into CRIIMI MAE in 1995. This change in accounting principle reduced our annual amortization expense by approximately $2.8 million through June 2005. The pro forma consolidated net income and pro forma earnings per share disclosures in Note 2 of the Notes to Consolidated Financial Statements present our consolidated net income and earnings per share as if this accounting principle had been applied to those periods presented.

Financial Condition

Summary of Cash Position and Shareholders’ Equity

As of December 31, 2004, our consolidated cash and cash equivalents aggregated approximately $41.1 million. In addition to our cash, liquidity at December 31, 2004 included $4.1 million in Other MBS.

As of December 31, 2004 and 2003, shareholders’ equity was approximately $428.1 million or $23.49 per diluted common share and approximately $291.8 million or $14.91 per diluted common share, respectively. The dilutive book value per common share amounts are based on shareholders’ equity less the liquidation value of our then outstanding preferred stock. The net increase in total shareholders’ equity was primarily attributable to:

•       $126.6 million increase in net unrealized gains on CMBS and insured mortgages;

•       $16.7 million net income to common shareholders for the year ended December 31, 2004; and

•       issuance of 585,000 shares of additional Series B Preferred Stock which generated net proceeds of $14.6 million; partially offset by

•       $18.3 million redemption of all of our outstanding Series F and Series G Preferred stock.

The December 31, 2004 diluted book value per common share amount is based on shareholders’ equity presented in accordance with GAAP. This amount includes, among other things, approximately $98.9 million of net assets related to our CMBS rated AAA and a portion of our BBB- bonds, which we do not actually own, but are required by GAAP to include in our consolidated balance sheet (see “Summary of CMBS” below for a further discussion). These CMBS not owned but consolidated by us have an aggregate fair value of approximately $625.8 million at December 31, 2004, as reflected in our consolidated balance sheet and the related non-recourse debt secured by such CMBS have an aggregate amortized cost of approximately $479.6 million at December 31, 2004, as reflected in our consolidated balance sheet.

After removing the excess of the carrying amount of the CMBS pledged to secure non-recourse debt over the non-recourse debt secured by such CMBS, our adjusted book value was $17.27 per diluted common share and $12.59 per diluted common share at December 31, 2004 and 2003, respectively. We believe adjusted book value per diluted common share provides a more meaningful measure instead of our book value because we receive no cash flows from the CMBS pledged to secure non-recourse debt that are reflected on our consolidated balance sheet and used to calculate our book value. All cash flows related to the CMBS pledged to secure non-recourse debt are used to service the related non-recourse debt.

Adjusted book value per diluted common share (a non-GAAP financial measure) is reconciled to shareholders’ equity as follows:

	As of December 31, 2004		As of December 31, 2003
	Amount	Book Value per Diluted Common Share	Amount	Book Value per Diluted Common Share
	(in thousands)		(in thousands)
Total shareholders’ equity in conformity with GAAP	$428,058		$291,780
LESS: Liquidation value of preferred stock	(54,475)		(58,160)
Shareholders’ equity attributable to common shareholders	373,583	$23.49	233,620	$14.91
LESS: CMBS pledged to secure non-recourse debt	(625,752)	(39.34)	(325,321)	(20.77)
ADD: Non-recourse debt secured by pledge of CMBS	526,839	33.12	288,979	18.45
Adjusted shareholders’ equity attributable to common shareholder	$274,670	$17.27	$197,278	$12.59

	As of December 31, 2004	As of December 31, 2003
Shares used in computing book value and adjusted book value per diluted common share	15,906,650	15,666,431

Summary of CMBS

As of December 31, 2004, our assets include CMBS with an aggregate face amount of approximately $1.4 billion rated from AAA to D and unrated. Certain of the CMBS assets relate to securitization transactions in which we did not surrender control of the assets and thus the assets and the associated non-recourse debt are reflected in the consolidated balance sheet. Accordingly, the interest income from such assets and interest expense from the associated non-recourse debt are also reflected in the consolidated income statements. However, cash flows from such assets are all required to service the debt and therefore we currently receive no cash flows from those assets.  Substantially all of our CMBS portfolio represents investments in securities issued in connection with CRIIMI MAE Trust 1 Series 1996-C1 (or CBO-1) and CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2). The following is a summary of our CMBS as of December 31, 2004:

	Fair Value	Amortized Cost	% of Total Fair Value of CMBS
	(in millions)
CMBS Pledged to Secure Non-Recourse Debt	$625.8	$479.6	65%
Retained CMBS Portfolio	334.9	267.6	35%
Total CMBS Portfolio	$960.7	$747.2	100%

The aggregate investment by the S&P rating of the CMBS is as follows:

Security Rating	Face Amount as of 12/31/04	Weighted Average Pay Rate as of 12/31/04		Loss Adjusted Weighted Average Life as of 12/31/04(1)	Fair Value as of 12/31/04(7)	Discount Rate or Range of Discount Rates Used to Calculate Fair Value as of 12/31/04		Amortized Cost as of 12/31/04(5)(6)
	(in millions)				(in millions)			(in millions)
CMBS Pledged To Secure Non-Recourse Debt
AAA(3)	$325.2	7.0%		6 years	$352.7	3.8 - 5.5%		$290.8
BBB–(4)	260.0	7.0%		9 years	273.1	6.1 - 6.4%		188.8
Total CMBS Pledged to Secure Non-Recourse Debt	585.2	7.0%		8 years	625.8			479.6
Retained CMBS Portfolio
CMBS Pledged to Secure Recourse Debt
BBB–(4)	59.0	7.0%		9 years	62.0	6.1 - 6.4%		42.8
BB+	70.9	7.0%		12 years	68.0	7.6%		48.3
B–	2.5	6.8%		9 years	1.6	15.1%		1.6
	132.4				131.6			92.7
CMBS
BB	35.5	7.0%		12 years	31.0	8.9%		21.6
B+	88.6	7.0%		14 years	56.4	13.5%		47.8
B–(2)	189.2	8.9%		20 years	86.3	15.0 - 15.8	%(8)	78.4
CCC(2)	70.9	0.0%		—	—	—		—
D(2)(9)	106.3	N/M		23 years	14.2	15.0	%(8)	13.3
Unrated/Issuer’s Equity(2)	142.1	N/M		0.9 year	15.4	15.0	%(8)	13.8
	632.6				202.3			174.9
Total Retained CMBS Portfolio	765.0	4.5	%(2)	14 years	334.9			267.6
Total CMBS	$1,350.2	5.6%		10 years	$960.7			$747.2

(1)    The loss adjusted weighted average life was weighted using fair values as of December 31, 2004 and represents the weighted average expected life of the CMBS based on our current estimate of future losses.

(2)    These CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our Retained CMBS Portfolio. Such interest shortfalls will continue to accumulate until they are repaid through either excess interest and/or recoveries on the underlying CMBS or a re-characterization of principal cash flows, in which case they may be realized as a loss of principal on the Retained CMBS Portfolio. Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of December 31, 2004. The weighted average pay rate as of December 31, 2004 reflects an annualization of cash received as of year end based on the face amount outstanding. This weighted average pay rate will likely change on a periodic basis due to the volatility of interest cash flows, certain reasons of which are described herein. The unrated/issuer’s equity CMBS from CBO-1 and CBO-2 currently do not have a stated coupon rate since these securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority. As a result, effective coupon rates on these securities are highly sensitive to the monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-1 and CBO-2. Additionally, certain weighted average pay rates are not meaningful (N/M) due to the in frequent, volatile cash flows associated with such bonds.

(3)    In connection with CBO-2, $328.4 million (currently AAA rated) face amount of CMBS were sold with call options and $345 million (currently AAA rated) face amount were sold without call options. Since we retained call options on certain sold CMBS, we did not surrender control of these CMBS pursuant to applicable accounting requirements, and thus these CMBS are accounted for as a financing and are reflected as “CMBS Pledged to Secure Non-Recourse Debt” on the consolidated balance sheet. See Note 6 to the consolidated financial statements for a discussion of the non-recourse debt issued in connection with this securitization transaction.

(4)    On June 30 2004, we issued a senior interest certificate with a face amount of $260.0 million in our $319.0 million (currently BBB- rated) CMBS and retained an option to repurchase the senior interest certificate, after five years, at a fixed spread over applicable swap rates. Since we retained a repurchase option, we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 140, and thus these CMBS and the associated non-recourse debt are reflected on the consolidated balance sheet. For presentation purposes, approximately 81.5% of the (currently BBB- rated) CMBS asset-related information is reflected in “CMBS Pledged to Secure Non-Recourse Debt” and the remaining 18.5% of the (currently BBB- rated) asset-related information is reflected in “Retained CMBS Portfolio—CMBS Pledged to Secure Recourse Debt”. See Note 6 to our notes to consolidated financial statements for a discussion of the non-recourse debt issued in connection with this securitization transaction.

(5)    Amortized cost reflects approximately $15.7 million of impairment charges related to our CMBS, which was recognized during 2004. These impairment charges are in addition to the cumulative impairment charges of approximately $263.1 million that were recognized through December 31, 2003.

(6)    See Note 8 to our notes to consolidated financial statements for information regarding certain tax information related to our CMBS.

(7)    As of December 31, 2004, the aggregate fair values of the CBO-1, CBO-2, Nomura and MSC 1997-WF1 bonds were approximately $13.8 million, $939.2 million, $6.1 million and $1.6 million, respectively.

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

(9)    Although the principal balance of the D rated bond in CBO-2 is expected to be outstanding for approximately 23 years, it is not anticipated that any principal will be collected. Cash receipts from this bond are not received on a regular basis and, when and if received, are expected to be only in the form of recoveries of prior interest shortfalls to the extent interest shortfalls are claimed by any CBO-2 CMBS or other REMIC higher in priority.

Determination of Fair Value of CMBS

Our determination of fair values of our CMBS portfolio is a subjective process. The process begins with the compilation and evaluation of pricing information (such as spreads to U.S. Treasury securities or yields) that, in our view, is commensurate with the market’s perception of value and risk of comparable assets. We use a variety of sources to compile such pricing information including: (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS or to the CMBS (or collateral) underlying our CMBS issued in connection with CBO-1 and CBO-2), (ii) communications with dealers, lenders,  and active CMBS investors and/or advisors regarding the pricing and valuation of our securities and comparable securities, (iii) institutionally available research  reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market’s perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of underlying commercial mortgage loans. We make further adjustments to such pricing information based on our specific knowledge of our CMBS, including cash flow and characteristics of the particular CMBS and the impact of relevant events, which is then used to determine the fair value of our CMBS using a discounted cash flow approach. Expected future gross cash flows are discounted at assumed market yields for our CMBS rated AAA through generally B+, depending on the rating. The fair value for those CMBS, or portion thereof, expected to incur principal losses and interest shortfalls (i.e., generally B- rated bonds through our unrated/issuer’s equity) based on our overall expected loss estimate are valued using a discounted cash flow approach applied to loss adjusted cash flows and a yield to maturity that, in our view, is commensurate with the market’s perception of the value and risk of comparable securities. Such anticipated principal losses and interest shortfalls, as well as the timing and amount of potential recoveries of such shortfalls, are critical estimates and have been taken into consideration in the calculation of fair values and yields to maturity used to recognize interest income. We have disclosed the range of discount rates by rating category used in determining the fair values as of December 31, 2004 in the table above.

The liquidity of the subordinated CMBS market has historically been limited. Additionally, during adverse market conditions, the liquidity of such market has been severely limited. For this reason, among others, management’s estimate of the value of our subordinated CMBS could vary significantly from the value that could be realized in a current transaction.

Mortgage Loan Pool

We have $13.2 billion and $15.3 billion of seasoned commercial mortgage loans underlying our CMBS portfolio as of December 31, 2004 and 2003, respectively.  As of December 31, 2004, the commercial mortgage loans are secured by properties of the types and in the geographic locations identified below:

Property Type	12/31/04 Percentage(1)
Retail(2)	30%
Multifamily	25%
Hotel	16%
Office	14%
Other	15%
Total	100%

Geographic Location	12/31/04 Percentage(1)
California	16%
Texas	12%
Florida	7%
Pennsylvania	6%
Other(3)	59%
Total	100%

(1)          Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)          On February 21, 2005, Winn-Dixie Inc. filed for bankruptcy reorganization. In the performing loan portfolio that underlies our CMBS, there are 23 loans with an aggregate scheduled principal balance of approximately $236 million as of February 1, 2005, spread across 12 CMBS transactions and secured by 55 total shopping center properties, for which the borrowers have leased a portion of the space to a total of 36 Winn-Dixie stores. Our estimates of distributions on our Retained CMBS Portfolio and the determination of the related fair value of our CMBS as of December 31, 2004 are based on assumptions related to these performing loans in our portfolio which have leases to these Winn-Dixie stores. Our estimated distributions on our Retained CMBS Portfolio and the determination of the related fair value of our CMBS may be impacted by future events related to the Winn-Dixie bankruptcy reorganization and there can be no assurance that future events will not have a material effect on such estimated distributions and the determination of the related fair value of our CMBS.

(3)          No other individual state makes up more than 5% of the total.

Specially Serviced Mortgage Loans

Our servicing subsidiary, CMSLP, performs special servicing on substantially all of the loans underlying our CMBS portfolio. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. The actions undertaken by CMSLP with respect to each loan are governed by the servicing standard and the pooling and servicing agreement (PSA) for each pool which generally requires CMSLP to operate in the best interest of all of the certificateholders which may not necessarily be in the best interest of CRIIMI MAE. Because CRIIMI MAE owns the first loss, unrated or lowest rated bond of virtually all of the CMBS transactions underlying our CMBS, CRIIMI MAE retains certain additional rights with respect to each specially serviced loan which rights are also set forth in the applicable PSA. As discussed below, although CMSLP is not currently the special servicer on a group of healthcare and senior housing mortgage loans, such loans have been included in the total specially serviced loans as of December 31, 2004 due to the anticipated transfer of special servicing rights and obligations related to such loans.

As of December 31, 2004 and December 31, 2003, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

	12/31/04	12/31/03
	(in millions)
Specially serviced loans due to monetary default(1)(2)(3)	$779.1	$963.8
Specially serviced loans due to covenant default/other(3)	41.4	58.2
Total specially serviced loans	$820.5	$1,022.0
Percentage of total mortgage loans	6.2%	6.7%

(1)          Includes $208.6 million and $163.8 million, respectively, of real estate owned by the underlying securitization trusts. See the table below regarding property type concentrations for further information on real estate owned by underlying trusts. Also includes loans transferred into special servicing for “imminent default” but where monetary default may not yet actually have occurred.

(2)          As discussed below, we continue to classify the $135.1 million in Shilo Inn loans as specially serviced.

(3)          As of December 31, 2004, our ownership interest in one of our CMBS transactions underlying CBO-2 includes CMBS in which our exposure to losses arising from certain healthcare and senior housing mortgage loans is limited to the extent of losses in excess of other subordinated CMBS (referred to herein as the Subordinated Healthcare/Senior-Housing CMBS). These Subordinated Healthcare/Senior Housing CMBS are not owned by us and are subordinate to our CMBS in this transaction. As a result, the value of our CMBS will be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the principal balance of such Subordinated Healthcare/Senior-Housing CMBS. We currently estimate that the interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans will exceed the outstanding principal balance of Subordinated Healthcare/Senior Housing CMBS. The principal balance of the Subordinated Healthcare/Senior Housing CMBS as of December 31, 2004 is approximately $3.4 million. As of December 31, 2004, the scheduled principal balance of healthcare and senior housing mortgage loans underlying the Subordinated Healthcare/Senior Housing CMBS that are included in our total specially serviced loan balance is approximately $72.0 million, $53.1 million of which is included in monetary default and $18.9 million of which is included in covenant default.

The specially serviced mortgage loans as of December 31, 2004 were secured by properties of the types and located in the states identified below:

Property Type	$ (in millions)		Percentage
Hotel	$375.7	(1)(2)	46%
Retail	145.3	(1)	18%
Healthcare	141.2		17%
Multifamily	81.0		10%
Office	52.1		6%
Industrial	20.4		2%
Other	4.8		1%
Total	$820.5		100%

Geographic Location	$ (in millions)	Percentage
Florida	$132.6	16%
Texas	85.5	10%
Oregon	80.1	10%
North Carolina	47.2	6%
California	44.5	5%
Other	430.6	53%
Total	$820.5	100%

(1)          Approximately $97.6 million and $46.1 million, respectively, of these loans in special servicing are real estate owned by the underlying securitization trusts.

(2)          See below for a discussion related to the Shilo Inn loans.

The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2003 to December 31, 2004:

(in millions)
Specially Serviced Loans at December 31, 2003	$1,022.0
Transfers out of special servicing	(543.1)
Transfers in due to monetary default(1)	216.9
Transfers in due to covenant default and other(1)	120.2
Other(2)	20.5
Loan amortization(3)	(16.0)
Specially Serviced Loans at December 31, 2004	$820.5

(1)          Although CMSLP is not currently the special servicer on a group of healthcare and senior housing mortgage loans, such loans have been included in the total specially serviced loans as of December 31, 2004 due to the anticipated transfer of special servicing rights and obligations related to such loans. Accordingly, transfers in due to monetary default and transfers in due to covenant default and other include $53.1 million and $18.9 million, respectively, for the year ended December 31, 2004.

(2)          Represents the adjustment of the underlying trusts for the aggregate amount of the Shilo Inn’s advance notes created as a result of the amendment of each trust’s respective PSA.

(3)          Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by master servicers.

As of December 31, 2004, the most significant borrowing relationship with respect to unpaid principal balance in our specially serviced portfolio, the Shilo Inn loans, consisted of 23 loans totaling an aggregate principal balance of $135.1 million spread across three CMBS transactions and secured by 23 hotel properties in the West and Pacific Northwestern states. The special purpose borrowing entities had filed for bankruptcy protection in February 2002 and CMSLP, as special servicer for the related securitization trusts, entered into comprehensive loan modifications in March 2003. In April 2004, the related PSAs were amended to clarify the manner by which the master servicers could recoup their outstanding liquidity and property protection advances. All outstanding master servicer advances have since been repaid.

In September 2004, after the bankruptcy court had disallowed approximately $1.6 million of the securitization trusts’ request for reimbursement of legal and other professional fees and expenses and the outstanding principal balance of the loans were adjusted pro-rata as of September 30, 2004. Although the borrowers have made monthly principal and interest payments under the loan modifications through March 2005, we continue to classify the Shilo Inn loans as specially serviced loans due to the fact that the borrowers have continued to indicate to us that, based on the operations of the properties, they may not have the wherewithal to continue making their mortgage loan payments. We are exploring alternatives to fully resolve these specially serviced loans in the best interest of the securitization trusts’ certificateholders, including a possible sale of one or more of these mortgage loans.

Distributions on our Retained CMBS Portfolio, and the related fair value of the Retained CMBS Portfolio, will continue to be impacted by, among other things, the borrowers’ performance under the terms of the modified loans.

Advance Limitations, Appraisal Reductions and Losses on CMBS

We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions and/or advance limitations specific to certain trusts. An appraisal reduction event can result in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan. As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement. In general, the master servicer can advance up to a maximum of the difference between 90% of the property’s appraised value and the sum of accumulated principal and interest advances and expenses. The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss on our Retained CMBS Portfolio than the calculated appraisal reduction amount. Total appraisal reductions as of December 31, 2004 for the CMBS transactions in which we retain an ownership interest were approximately $40.1 million, $145.6 million and $8.9 million for CBO-1, CBO-2 and Nomura Asset Securities Corp. Series 1998-D6 (Nomura), respectively, for a total of $194.6 million.

Certain CMBS from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives. The following table summarizes the actual realized losses on our CMBS through December 31, 2004 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future real estate losses underlying our CMBS, including real estate losses which may be realized outside of our CMBS ownership:

	CBO-1	CBO-2	Nomura	Total
	(in thousands)
Years 1999 through 2002 actual realized losses	$16,038	$34,597	$801	$51,436
Year 2003 actual realized losses	11,796	57,913	1,920	71,629
Year 2004 actual realized losses	46,116	72,689	13,961	132,766
Cumulative actual realized losses through December 31, 2004	73,950	165,199	16,682	255,831
Expected loss estimates for the year 2005	39,994	192,366	11,653	244,013
Expected loss estimates for the year 2006	3,991	35,919	6,534	46,444
Expected loss estimates for the year 2007	16,169	12,062	4,611	32,842
Expected loss estimates for the year 2008	526	3,683	2,571	6,780
Expected loss estimates for the year 2009	489	5,953	2,094	8,536
Expected loss estimates for the remaining life of CMBS	1,561	25,325	6,399	33,285
Cumulative expected loss estimates (including cumulative actual realized losses) through life of CMBS	$136,680	$440,507	$50,544	$627,731

As previously discussed, we increased our overall expected loss estimate related to our subordinated CMBS from approximately $581 million as of December 31, 2003 to $628 million as of December 31, 2004, with such total losses occurring or expected to occur through the life of the CMBS portfolio. For a more detailed discussion, see “Management’s discussion and analysis of Financial Condition and Results of Operations—2004 compared to 2003—Impairment of CMBS”.

During the years ended December 31, 2004, 2003 and 2002 we determined that there had been an adverse change in expected future cash flows for certain of our CMBS due primarily to the factors previously mentioned. As a result, we determined that these CMBS had been impaired under EITF 99-20. We recorded other than temporary impairment charges on these CMBS through the consolidated statements of income of $15.7 million, $14.7 million and $70.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Yield to Maturity

The following table summarizes yield-to-maturity information relating to our CMBS:

Pool	Anticipated Yield-to-Maturity as of 1/1/04(1)	Current Anticipated Yield-to-Maturity as of 1/1/05(1)
CMBS Pledged to Secure Non-Recourse Debt	9.1%	10.4	%(2)
Retained CMBS Portfolio	13.6%	15.8%
Weighted Average	11.9%	12.3%

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

(2)          Effective July 1, 2004, CMBS Pledged to Secure Non-Recourse Debt includes approximately 81.5% of our BBB- rated CMBS, as previously discussed.

Summary of Other Assets

As of December 31, 2004 and 2003, our non-core assets consisted primarily of cash and cash equivalents,  insured mortgage securities,  mezzanine loans, Other MBS, equity investments, principal and interest receivables, CMSLP’s other assets, and, as of December 31, 2003, derivative financial instruments and REO. Other MBS did not change significantly from December 31, 2003 compared to December 31, 2004. Receivables and other assets decreased to $26.4 million at December 31, 2004 from $59.1 million at December 31, 2003, due to a variety of factors, including the disposition of our REO asset, timing of payments of interest income related to CMBS, the liquidation of our interest rate swaps, decrease in deferred financing costs, and a decrease in equity investments (see below). For a further discussion of our insured mortgage securities and CMSLP’s other assets see below.

We had $37.8 million and $147.5 million (in each case, at fair value) invested in insured mortgage securities as of December 31, 2004 and 2003, respectively. The reduction in total fair value is primarily attributable to significant prepayments of insured mortgage securities and, to a lesser extent, the sale of $17.7 million of our FHA loans during the second quarter of 2004. As of December 31, 2004, all of our investments in insured mortgage securities were GNMA mortgage-backed securities.

As of December 31, 2004 and December 31, 2003, CMSLP’s other assets consisted primarily of advances receivable, investments in CMBS and interest-only MBS, and fixed assets. The servicing other assets have increased to $8.1 million at December 31, 2004 from $6.0 million at December 31, 2003, primarily resulting from an increase in advances receivable.

As of December 31, 2004 and December 31, 2003, we had approximately $223,000 and $3.5 million, respectively, in investments accounted for under the equity method of accounting. Included in the December 31, 2004 equity investment is (a) the general partnership interest (3.9% ownership interest) in the one remaining AIM Limited Partnership, and (b) a 20% limited partnership interest in the advisor to the AIM Limited Partnership. The decrease in these equity investments is primarily due to the liquidations of three of the AIM Limited Partnerships (AIM 84, AIM 86 and AIM 88) in February 2004. The carrying value of our remaining equity investment is expected to continue to decline over time as the asset base of the AIM Limited Partnership decreases and proceeds are distributed to partners.

Summary of Liabilities

As of December 31, 2004 and December 31, 2003, our liabilities consisted primarily of debt, accrued interest and accrued payables. Total recourse debt decreased by approximately $276.4 million to $73.7 million as of December 31, 2004 from $350.0 million as of December 31, 2003 primarily due the payoff of the Bear Stearns Debt and substantially all of our Bear Stearns $200 million secured borrowing facility. Total non-recourse debt increased by approximately $140.8 million to $556.3 million at December 31, 2004 from $415.5 million at December 31, 2003. This increase is primarily attributable to the issuance of a $260 million face amount repurchasable senior interest certificate in our BBB- rated CMBS partially offset by reductions to non-recourse debt due to the prepayments in our insured mortgage securities portfolio. Payables and accrued liabilities did not change significantly as of December 31, 2004 as compared to December 31, 2003. The net interest rate swap liability of approximately $689,000 included in accrued liabilities at December 31, 2004 was offset by the $841,000 decrease in servicing liabilities resulting from the payment of accrued executive contract termination and severance costs and other normal operating expenses.

Dividends/Other

No cash dividends were paid to common shareholders during 2004 and 2003 due to the utilization of a portion of our NOL carryforward which reduced our taxable income to common shareholders to zero. As of December 31, 2004, there were no unpaid preferred dividends. On April 28, 2004, we redeemed all outstanding shares of our Series F Preferred Stock and our Series G Preferred Stock for the stated redemption price of $10.00 per share in cash.

Factors which could impact our ability and requirement to pay common dividends include (i) the level of income earned on mortgage assets, including our CMBS (including, but not limited to, the amount of original issue discount income, interest shortfalls and realized losses on our CMBS), (ii) NOLs, (iii) the rate we pay on our borrowings and fluctuations in interest rates, (iv) changes in operating expenses, including hedging costs, (v) margin calls, (vi) the level of income earned on our insured mortgage securities and the impact of prepayments, (vii) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, distributions from our subsidiaries can be reinvested, (viii) cash dividends paid on preferred shares, (ix) to the extent applicable, whether our taxable mortgage pools continue to be exempt from corporate level taxes, (x) realized losses on certain transactions, and (xi) the timing and amounts of cash flows attributable to our other lines of business. Cash dividends on our common stock are subject to the prior payment of all accrued and unpaid dividends on our preferred stock.

Investment Company Act

Under the Investment Company Act of 1940, as amended, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. However, as described below, companies primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate (Qualifying Interests) are excluded from the requirements of the Investment Company Act.

To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement). According to the most recent SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests. In accordance with the most recent SEC staff interpretations, we believe that all of our CMBS constitute Other Real Estate Interests and that certain of our CMBS also constitute Qualifying Interests. On certain of our CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related CMBS constitute Qualifying Interests. As of December 31, 2004, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement. If the SEC or its staff were to take a different position with respect to whether such CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on us.

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

•       Fair value of CMBS Portfolio—Due to the limited liquidity of the subordinated CMBS market and the resulting lack of a secondary market, the values of our CMBS portfolio are based on available market and certain third party information and management’s estimates. These estimates require significant judgment regarding assumptions for defaults on the underlying commercial mortgage loan collateral, timing of loss realization and resultant loss severity, timing and amount of principal losses and interest shortfalls, timing and amount of potential recoveries of such shortfalls and discount rates. Notes 3 and 4 in our notes to consolidated financial statements contain a detailed discussion of the methodology used to determine the fair value of our CMBS portfolio as well as a sensitivity analysis related to the fair value of the CMBS portfolio due to changes in assumptions related to losses on the underlying commercial mortgage loan collateral and discount rates.

•       Interest income recognition related to CMBS—Interest income recognition under EITF No. 99-20 requires us to make estimates based on certain assumptions including expected losses on the underlying commercial mortgage loan collateral (which directly impact the cash flows on our Retained CMBS Portfolio in the form of interest shortfalls and loss of principal) and the impact these factors would have on future cash flow. Note 4 in our notes to the consolidated financial statements details the expected realized losses by year that we expect to incur related to our Retained CMBS Portfolio. The cash flows we project to arrive at the effective interest rate to recognize interest income are adjusted for these expected losses. The judgment regarding future expected credit losses is subjective as credit performance is particular to an individual deal’s specific underlying commercial mortgage loan collateral. In general, if we increase our expected losses or determine such losses will occur sooner than previously projected and the resulting fair value of the CMBS is below cost, then the CMBS will be considered impaired and adjusted to fair value with the impairment charge recorded through our earnings.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market. We will experience fluctuations in the market value of our mortgage assets related to changes in the yields of U.S. Treasury securities as well as changes in the spread between U.S. Treasury securities and the mortgage assets and overall required returns. The combination of the risk free rate (U.S. Treasury yields) and the related spread is the discount rate used to determine the fair value of our mortgage assets. As of December 31, 2004, the average U.S. Treasury rate used to price our CMBS, excluding generally the B- through unrated/issuer’s equity CMBS, had decreased by 3 basis points, compared to December 31, 2003. As of December 31, 2004, credit spreads used to price our CMBS generally tightened, compared to December 31, 2003. The fair values of our B- through unrated/issuer’s equity CMBS are determined using a discounted cash flow approach applied to loss adjusted cash flows and a yield to maturity, which, in our view, is commensurate with the market’s perception of value and risk of comparable assets.  As described above, interest rates and spreads, which are reflective of the credit fundamentals of the underlying commercial real estate assets, impact the fair values of our CMBS. We will also have fluctuations in the amount of interest expense paid on certain of our recourse debt primarily due to changes in one-month LIBOR.

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

If we assumed that the discount rate used to determine the fair values of our CMBS (AAA through unrated bonds) increased by 100 basis points and 200 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the fair values of our total CMBS (AAA through unrated bonds) of approximately $51.0 million (or 5.3%) and approximately $99.3 million (or 10.3%), respectively, as of December 31, 2004. A 100 basis point and 200 basis point increase in the discount rate would have resulted in a corresponding decrease in the value of our Retained CMBS Portfolio (portion of BBB- through unrated bonds) of approximately $17.9 million (or 5.3% and $35.4 million (or 10.6%), respectively, as of December 31, 2004.

Variable Rate Debt

A 100 basis point increase in the one-month LIBOR index would have increased our interest expense on our variable rate debt by approximately $2.1 million during the year ended December 31, 2004. The carrying amount of our variable rate debt approximates fair value because the current rate on the debt resets monthly based on market rates.

Derivatives

On August 6, 2004, we entered into an interest rate swap in which we agreed to pay Deutsche Bank a fixed interest rate of 4.70% per annum in exchange for receiving floating payments based on one-month LIBOR on a notional amount of $40 million over a 10-year term. The fair value of this swap was a liability of approximately $689,000 at December 31, 2004. A 100 and 200 basis point increase in one-month LIBOR index would decrease our net cash payments by approximately $400,000 and $800,000, respectively, per year. A 100 and 200 basis point change in the 10-year interest rate swap rate would cause the fair value of this swap to change by approximately $3.1 million and $6.2 million, respectively.

Insured Mortgage Securities

There would not be a material change in the fair values of our insured mortgage securities if we assumed that the discount rate used to determine the fair values increased by 100 basis points and 200 basis points as of December 31, 2004 since the underlying mortgages are generally prepayable and have an assumed weighted average life of less than one year.

ITEM 8.                CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are set forth in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9A.        CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2004, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting in the fiscal quarter ending December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION

There are no items that were required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that were not reported.

On March 3, 2005, our Board of Directors adopted an amendment to the CRIIMI MAE Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), effective as of January 1, 2005, in order to comply with certain requirements of the American Jobs Creation Act of 2004 governing the timing and conditions of payments thereunder, and to provide the same treatment for restricted stock units (“RSUs”) upon a Change of Control as provided for options and restricted stock awards granted under our 2001 Stock Incentive Plan. Pursuant to the terms of the amendment, RSUs issued under the Deferred Compensation Plan with respect to a participant’s election to defer the receipt of a restricted stock award will vest 100% upon a Change of Control of the Company (as defined in the Deferred Compensation Plan), and participants will receive a lump sum cash payment equal to their account balance within 12 months of a Change of Control.

On March 3, 2005, our Board of Directors formed a Special Committee (“Special Committee”) of independent directors to consider strategic alternatives for the Company, including a possible sale of the Company. In addition to their regular meeting fees, the members of the Special Committee will receive a fee of $30,000 each for their service on the Special Committee. The Special Committee appointed Mr. Rufrano to be the Chair for which he will receive an additional fee of $10,000.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

Name	Age	Position	Year Board Term Expires
Barry S. Blattman	42	Chairman of the Board and Chief Executive Officer	2005
Mark R. Jarrell	44	President and Chief Operating Officer
Cynthia O. Azzara	45	Executive Vice President, Chief Financial Officer and Treasurer
Stephen M Abelman	43	Executive Vice President/Asset Management
Daniel P. Warcholak	44	Senior Vice President/Fixed Income and Capital Markets
Jeffrey M. Blidner	56	Director	2006
Joshua B. Gillon	42	Director	2005
Arthur N. Haut	69	Director	2006
Robert J. Merrick	59	Director	2006
John S. Moody	56	Director	2007
Bruce K. Robertson	38	Director	2005
Glenn J. Rufrano	55	Director	2007
Robert E. Woods	57	Director	2007

Mr. Barry S. Blattman has been Chairman of our Board of Directors and our CEO since January 23, 2003.  From January 23, 2003 until September 15, 2003, he also served as our President. Mr. Blattman has been the Managing Partner of Brascan Real Estate Financial Partners LLC since 2002. From 1996 through December 2001, Mr. Blattman was a Managing Director of Real Estate Investment Banking at Merrill Lynch, where he oversaw the real-estate debt group which was responsible for United States and Canadian conduit loan programs, large-loan originations, syndicated lending, mezzanine lending, third-party portfolio financing and securitizations, unsecured bond and preferred equity issuances, and rating agency advisory services. Mr. Blattman received a Master of Business Administration degree from New York University and Bachelor of Arts degree from the University of Michigan.

Mr. Mark R. Jarrell has been our President and Chief Operating Officer since September 15, 2003. Mr. Jarrell served as a director of CRIIMI MAE from January 23, 2003 to August 13, 2003. From April 2002 to September 2003, Mr. Jarrell served as Senior Vice President and head of the Debt Group at The Community Development Trust, Inc. (“CDT”), a private hybrid REIT focused on debt and equity investments in projects that support affordable housing and community development. As head of the Debt Group at CDT, he was responsible for all debt origination, underwriting and capital markets activities and was a member of the REIT’s Management Committee. Prior to joining CDT, Mr. Jarrell spent fifteen years in the commercial mortgage-backed securities (CMBS) industry at a number of Wall Street firms. From 1997 to 2002, he was a Senior Vice President at Greenwich Capital Markets, Inc., where he headed that firm’s conduit loan production and securitization effort. Mr. Jarrell received his Bachelor of Arts degree in Urban Studies (summa cum laude) from Columbia College and Master of Public Affairs degree from the Woodrow Wilson School at Princeton University.

Ms. Cynthia O. Azzara has been our Executive Vice President since September 2003, Chief Financial Officer since 1994 and our Treasurer since 1997. She was a Senior Vice President from 1995 to September 2003. Ms. Azzara is responsible for accounting, financial and treasury matters of CRIIMI MAE. Prior to 1994, she held various senior positions overseeing the accounting and financial functions for numerous public companies, affiliated with the former advisor of CRIIMI MAE that invested, directly or indirectly, in commercial and multi-family mortgage assets. Ms. Azzara has over 16 years of experience in accounting, corporate finance and regulatory matters. Ms. Azzara is a Certified Public Accountant and holds a Bachelor of Business Administration degree in Accounting from James Madison University, Magna Cum Laude.

Mr. Stephen M. Abelman has been our Executive Vice President, Asset Management since October 29, 2003. Mr. Abelman is responsible for all asset management functions, including surveillance, loan management and special servicing. From 1993 to 2003, Mr. Abelman served with Archon Group, a wholly-owned subsidiary of Goldman Sachs, most recently as Vice President responsible for the asset management of real estate, real estate debt, and mezzanine and preferred equity investments owned by Goldman and its Whitehall Street Funds. Mr. Abelman was also responsible for asset and portfolio projections and performance, including investments in mortgage-backed securities and real estate. From 1997 to 2001, he managed Archon’s $1 billion-plus northeast portfolio, comprised primarily of real estate and non-performing loans from Washington, D.C. through New England. Mr. Abelman received a Bachelor of Science in Business Administration from Boston University and a Master of Business Administration from Rice University.

Mr. Daniel P. Warcholak has been Senior Vice President, Fixed Income and Capital Markets since September 2003. He is responsible for structured finance, corporate finance transaction analytics, securities trading, and derivatives based interest rate risk management. Since joining us in 1998, he has held the positions of Group Vice President and Vice President, focusing on financial restructuring and transaction analytics. From 1995 to 1998, he held various positions in financial services, software, and systems consulting, most recently with KPMG Peat Marwick. From 1988 to 1995, Mr. Warcholak was Vice President with JHM Financial Services Corp and JHM Capital Management, a portfolio investment management firm which specializes in mortgage-backed securities. Mr. Warcholak holds a Bachelor of Science degree from Drexel University, is a CFA Charterholder, and is a Certified Public Accountant.

Mr. Jeffrey M. Blidner has served as a director since May 15, 2003. Mr. Blidner has served as a managing partner of Brascan Corporation (NYSE/TSX:BNN) since February 2002 where he is responsible for asset management activities and strategic initiatives. He has also served as the Vice Chairman of Brascan Financial Corporation since October 2002 where he is responsible for merchant banking and asset management activities. From 1980 to February 2002, he was a senior partner at Goodman and Carr LLP, a Toronto law firm. Mr. Blidner serves on the Board of Directors of Teknion Corporation and is a member of its Safety, Health and Environmental Committee.

Mr. Joshua B. Gillon has served as a director since January 23, 2003. Mr. Gillon serves as the Executive Vice President and General Counsel of Traffix, Inc. (NASDAQ:TRFX), and has been an executive officer of Traffix since April 2000. Mr. Gillon is responsible for all legal and regulatory affairs, strategic business transactions, public relations, and investor relations. In 1999, Mr. Gillon served as the Project Director of a 20-company industry consolidation in New Jersey. He practiced corporate law from 1988 to 1999 at the law firms of Schneck, Weltman and Hashmall LLP, Kronish Lieb Weiner and Hellman LLP, and Seward and Kissel LLP.

Mr. Arthur N. Haut has served as a director since May 15, 2003. Since 1999,  Mr. Haut has served as director of Business Valuation Services in UHY Advisors Litigation and Valuation Support Group (“UHY”) where he is responsible for the valuation of minority and controlling interests for purposes of estate and financial planning, purchase or sale of a business and employee stock ownership plans. He also provides assistance in structuring, planning and implementing business combinations. From 1978 until he joined UHY, Mr. Haut operated his own business valuation firm. Prior to 1978, Mr. Haut was a partner in the international accounting firm, Coopers and Lybrand. Since 1975, Mr. Haut has taught various courses in accounting, federal income taxes and corporate financial reporting and valuation at the Yale School of Management, Yale Law School and Yale College.

Mr. Robert J. Merrick has served as a director since 1997. Since February 1998, Mr. Merrick has served as the Chief Credit Officer and Director of MCG Capital Corporation where he is responsible for approval of all of MCG’s loans and investments. From 1985 to 1997, he served as Executive Vice President and Chief Credit Officer of Signet Banking Company (“Signet”). While at Signet, Mr. Merrick also served as Chairman of the Credit Policy Committee and was a member of the Asset and Liability Committee, and the Management Committee. Mr. Merrick currently serves as a director of the Bank of Richmond.

Mr. John S. Moody has served as a director since February 26, 2004. Since April 1, 2004, Mr. Moody served as President and Chief Executive Officer of HRO Asset Management, LLC, real estate advisor to HausInvest, a subsidiary of Commerzbank AG. HRO provides acquisition, disposition and asset management services to HausInvest. From 2001 to April 2004, he served as President of the Real Estate Division at Marsh & McLennan Companies, Inc. Mr. Moody served as President and Chief Executive Officer of Cornerstone Properties, Inc. from 1995 to 2001 and as President and Chief Executive Officer of Deutsche Bank Realty Advisors from 1992 to 1995.

Mr. Bruce K. Robertson has served as a director since February 2004. Mr. Robertson has served as President of Brascan Asset Management since 2004. He has served as Managing Partner, Financial Services, with Brascan Corporation and has been responsible for Brascan’s lending operations and its financial services investments since 1998. In 1997, he was Vice President and Chief Financial Officer of Brascan and during 1996, he was Vice President of its Investment Banking subsidiary. Mr. Robertson is a member of the Board of Directors of NBS Technologies Inc. and serves on its governance and human resources committee.

Mr. Glenn J. Rufrano has served as a director since February 26, 2004.  Mr. Rufrano has served in the position of Chief Executive Officer of New Plan Excel, one of the nation’s largest real estate companies focused on the ownership and management of community and neighborhood shopping centers, since February 2000. From 1983 to February 2000, Mr. Rufrano was a partner at The O’Connor Group, a diversified real estate investment firm. During this period, he held a variety of positions including President, Chief Operating Officer and Chief Financial Officer. He also served as Co-Chairman of The Peabody Group, an association between The O’Connor Group and J.P. Morgan & Co., Inc. Mr. Rufrano is an adjunct professor at New York University’s Real Estate Institute and is a member of the Board of NAREIT and the International Council of Shopping Centers. He is also a member of the Board of Directors of TRIZEC Properties, Inc. and serves on its Audit Committee.

Mr. Robert E. Woods has served as a director since 1998. Since 1997, Mr. Woods has served as the Managing Director and Head of Debt Syndicate at Societe Generale in New York where he is responsible for structuring, underwriting and distribution of private and public debt in North and South America, and Vice Chairman of the Debt Screening Committee. From 1991 to 1997, Mr. Woods was Managing Director and Head of the Real Estate Capital Markets and Mortgage-Backed Securities division of Citicorp and a Senior Credit and Securities Officer. From 1990 to 1991, he was Global Portfolio Manager of Citicorp’s Global Corporate Finance business.

Our Board of Directors has affirmatively determined that Messrs. Gillon, Haut, Merrick, Moody, Rufrano and Woods are “independent” in accordance with corporate governance standards of the New York Stock Exchange (the “NYSE”). In making this independence determination, the Board concluded, based upon inquiries made of each director and disclosure by each director of all relevant facts and circumstances, that each of Messrs. Gillon, Haut, Merrick, Moody, Rufrano and Woods had no

relationship with CRIIMI MAE, either directly or as a partner, shareholder or officer of an organization that has a relationship with us, other than through their positions as our directors.

There are no family relationships among any of our directors or executive officers.

Pursuant to our Board of Directors Governance Guidelines (the “Governance Guidelines”), the non-management directors meet regularly, and at a minimum after every Board meeting in executive session without management participation. The Chairman of the Nominating and Governance Committee of our Board of Directors, currently Mr. Gillon, is the lead director during the executive sessions.

Our Governance Guidelines set forth our policy with respect to stockholder communications with our Board and its individual members. All stockholder communications addressed to the Board, non-management directors as a group or a specified individual director will be forwarded to the respective addressee. Stockholders may communicate with our directors by writing our Corporate Secretary at our address at 11200 Rockville Pike, 4th Floor, Rockville, MD  20852, or by e-mailing us at shareholders@criimi.com.

Our Governance Guidelines can be found on our website located at www.criimimaeinc.com on the Corporate Profile page under Corporate Governance, and are available in print to any stockholder who makes a request in writing to our Corporate Secretary at our address listed in the previous paragraph.

Audit Committee Financial Experts

The Board of Directors has an Audit Committee currently comprised of Messrs. Merrick, Haut and Woods. Our Board of Directors has determined that each of the members of the Audit Committee is an “audit committee financial expert” as defined in the Securities and Exchange Commission (SEC) rules.

In addition, the Board of Directors has determined that each of the members of the Audit Committee is “independent” as that term is defined in the corporate governance standards of the NYSE.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each of our directors and executive officers and each person who owns more than 10% of our Common Stock to report to the SEC, by a specified date, his, her or its beneficial ownership of, and certain transactions in, our listed common and preferred stock. Except as otherwise noted below, based solely on its review of Forms 3 and 4 and amendments thereto furnished to us, and written representations from certain reporting persons that no Form 5 was required for those persons, we believe that all directors, officers and beneficial owners of more than 10% of the Common Stock have filed on a timely basis Forms 3, 4 and 5 as required in the year ended December 31, 2004, except the delinquent Form 4 that was filed by Mr. Blattman in connection with the transfer of ownership of shares of our common stock from Brascan Real Estate Finance Fund I, L.P. to BREF One, LLC.

Code of Ethics

On March 26, 2003, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to our directors and executive officers, including our Chief Executive Officer and our Chief Financial Officer. Our Chief Financial Officer serves as our principal financial and accounting officer. Our Code of Business Conduct and Ethics can be found on our website at www.criimimaeinc.com on the Corporate Profile page, and is available in print to any stockholder who requests it by writing to our Corporate Secretary at 11200 Rockville Pike, 4th Floor, Rockville, Maryland 20852.

Any waiver of a provision of our Code of Business Conduct and Ethics for a director or an executive officer or amendment of the Code must be approved by our Board of Directors or its designated committee and will be disclosed on our website.

ITEM 11.         EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation earned during the last three years by the current Chairman of the Board of Directors and Chief Executive Officer and each of our other four most highly compensated executive officers whose income exceeded $100,000 during the year ended December 31, 2004 (collectively, the “Named Executive Officers”).

						Long Term Compensation
		Annual Compensation				Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Under- lying Options (#)		All Other Compensation ($)
Barry S. Blattman	2004	$750,000	(1)	$—	$—	$—	—		$—
Chairman of the Board	2003	1,000,000	(1)	—	—	—	—		—
and CEO	2002	—		—	—	—	—		—
Mark R. Jarrell	2004	$400,000		$200,000	$—	$250,000	—	(2)	$—
President and COO	2003	113,612	(3)	100,000	—	637,651	4,000	(4)	25,500	(5)
	2002	—		—	—	—	—		—
Cynthia O. Azzara	2004	$300,000		$100,000	$—	$150,000	—	(6)	$—
Executive Vice President,	2003	420,948		150,467	—	139,689	—	(6)	989,445	(7)
CFO and Treasurer	2002	364,875		126,000	—	49,875	45,000	(8)	—
Stephen M. Abelman	2004	$300,000		$100,000	$—	$150,000	—	(9)	$—
Executive Vice President/	2003	53,462	(10)	—	—	142,125	—	(9)	77,000	(11)
Asset Management	2002	—		—	—	—	—		—
Daniel P. Warcholak	2004	$300,000		$25,000	$—	$75,000	—	(12)	$—
Senior Vice President/	2003	229,360		37,500	—	—	—		—
Fixed Income/Capital Markets	2002	193,125		28,000	—	—	9,000	(13)	—

(1)             Upon the recommendation of the Compensation and Stock Option Committee and approval of our Board, we paid BREF Partners for Mr. Blattman’s services as our Chairman of the Board and CEO.

(2)             For performance in 2004, Mr. Jarrell was awarded 15,528 shares of restricted stock on January 2, 2005 for which restrictions lapse on one-third of the shares on each of January 2, 2006, January 2, 2007 and January 2, 2008 provided that he is still employed by us on such dates.

(3)             Includes salary from commencement of Mr. Jarrell’s employment, September 15, 2003 through December 31, 2003.

(4)             Mr. Jarrell was awarded 58,021 shares of restricted stock on September 13, 2003 for which all restrictions have lapsed. Mr. Jarrell received a grant of 4,000 options to purchase our common stock on February 24, 2003 as part of his compensation as a member of the Board in 2003, 2,000 of which vested upon grant and 1,000 of which vested on each of the first and second anniversaries of the date of grant. Upon his resignation from the Board on August 13, 2003, Mr. Jarrell forfeited 2,000 options.

(5)             Includes Board and committee fees paid to Mr. Jarrell prior to his resignation from the Board on August 13, 2003.

(6)             For performance in 2004, Ms. Azzara was awarded 9,317 shares of restricted stock on January 2, 2005 for which restrictions lapse on one-third of the shares on each of January 2, 2006, January 2, 2007 and January 2, 2008 provided that she is still employed by us on such dates.  Ms. Azzara was awarded 13,055 shares of restricted stock on October 3, 2003 for which restrictions lapsed on one-third of the shares on December 31, 2004 and restrictions will lapse on one-third of the shares on each of December 31, 2005 and December 31, 2006 provided that she is still employed by us on such dates.

(7)             Ms. Azzara was paid $989,445 in cash and related benefit payments as a result of the termination of her employment agreement due to non-renewal on August 25, 2003.

(8)             Ms. Azzara was awarded 12,500 shares of restricted stock on January 2, 2002 for which all restrictions have lapsed. Ms. Azzara was awarded a grant of 45,000 options to purchase our common stock at $7.00 per share on June 5, 2002, all of which have vested.

(9)             For performance in 2004, Mr. Abelman was awarded 9,317 shares of restricted stock on January 2, 2005 for which restrictions lapse on one third of the shares on each of January 2, 2006, January 2, 2007 and January 2, 2008 provided that he is still employed by us on such dates.  Mr. Abelman was awarded 12,500 shares of restricted stock on November 6, 2003 for which restrictions lapsed on one-third of the shares on December 31, 2004 and restrictions will lapse on one-third of the shares on each of December 31, 2005 and December 31, 2006 provided that he is still employed by us on such dates.

(10)       Includes salary upon commencement of Mr. Abelman’s employment from October 29, 2003 through December 31, 2003.

(11)       For services as a consultant provided by Mr. Abelman to CRIIMI MAE Services Limited Partnership, a wholly owned subsidiary, from August 12, 2003 to October 28, 2003.

(12)       For performance in 2004, Mr. Warcholak was awarded 4,658 shares of restricted stock on January 2, 2005 for which restrictions lapse on one-third of the shares on each of January 2, 2006, January 2, 2007 and January 2, 2008 provided that he is still employed by us on such dates.

(13)       Mr. Warcholak was awarded a grant of 9,000 options to purchase our common stock at $7.00 per share on June 5, 2002, all of which have vested.

Option Grants in Last Fiscal Year

There were no options granted to any of the Named Executive Officers during the year ended December 31, 2004.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2004 AND YEAR END 2004 OPTION VALUES

The following table provides information concerning the exercise of options during the year ended December 31, 2004 for each of the Named Executive Officers:

	Shares of Common Stock Acquired on Exercise (#)	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options at FY-end (#) Exercisable/Unexercisable		Value of Unexercised In-the- Money Options at FY-end ($) Exercisable/Unexercisable(1)
Barry S. Blattman	—	—	—	—	—	—
Mark R. Jarrell	—	—	—	—	—	—
Cynthia O. Azzara	—	—	106,718	—	$977,692	—
Stephen M. Abelman	—	—	—	—	—	—
Daniel P. Warcholak	—	—	26,126	—	$281,849	—

(1)          The value of the in-the-money options was determined by taking the difference between $16.10, the closing  price of the shares of our Common Stock on December 31, 2004, and the exercise price of each option.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Employment Arrangement with Mr. Blattman

Mr. Blattman serves as our Chairman and Chief Executive Officer pursuant to the terms of the Investment Agreement between BREF One and us. The compensation for Mr. Blattman’s services as our Chairman and Chief Executive Officer is determined by the Compensation and Stock Option Committee.

Employment Agreements with Messrs. Jarrell and Abelman and Ms. Azzara

We are a  party to employment agreements with each of Messrs. Jarrell and Abelman and Ms. Azzara. Under their respective employment agreements, each of Messrs. Jarrell and Abelman and Ms. Azzara are employees “at will” whose employment may be terminated by us or by the employee at any time and for any reason or no reason. The employment agreements provide for a minimum annual base salary of $400,000 for Mr. Jarrell and $300,000 for Mr. Abelman and Ms. Azzara. Each of the base salaries for Messrs. Jarrell and Abelman and Ms. Azzara are subject to an annual increase (but not a decrease).

Mr. Jarrell’s employment agreement provides for a guaranteed minimum annual bonus of $200,000 for each of the years 2004, 2005 and 2006. If Mr. Jarrell’s employment is terminated by us for any reason other than cause during either 2005 or 2006, he shall be paid a pro-rated portion of his guaranteed minimum annual bonus for the year of termination, and if his employment is terminated due to death or permanent and total disability during either 2005 or 2006, he shall be paid his guaranteed minimum annual bonus for the year of termination. If Mr. Jarrell terminates his employment or is terminated for cause, no guaranteed minimum annual bonus shall be paid to him.

Mr. Jarrell’s employment agreement also provided for an initial restricted common stock award having a value of $666,666.67 upon the effective date of his employment, and further stock awards subject to Mr. Jarrell’s continued employment with us on the last day of the year of each award, having a value of $500,000 in each of 2005 and 2006. Mr. Jarrell’s initial restricted stock award vested 25% on December 31, 2003 and 75% on December 31, 2004. If Mr. Jarrell’s employment is terminated at any time during 2005 or 2006 due to his death or permanent and total disability, he shall be paid his entire stock award for the year of termination. If Mr. Jarrell’s employment is terminated by us without cause during 2005 or 2006, he shall be paid a pro-rated portion of his stock award for the year of termination. If Mr. Jarrell terminates his employment or is terminated by us for cause, no portion of his unpaid stock award for 2005 or 2006 shall be paid to him.

Mr. Abelman’s and Ms. Azzara’s employment agreements provide for a guaranteed minimum annual bonus of $100,000 for each of the years 2004, 2005 and 2006. For each of Mr. Abelman and Ms. Azzara, if their respective employment is terminated either by us for any reason other than cause or due to death or permanent and total disability, each of them shall be paid a pro-rated portion of their guaranteed minimum annual bonus for the year of termination. If either Mr. Abelman or Ms. Azzara terminates their respective employment or is terminated for cause, they shall not receive their respective guaranteed minimum annual bonus for the year of termination or any future year.

Mr. Abelman’s and Ms. Azzara’s employment agreements provide for annual awards of restricted stock, subject to the approval of the Compensation and Stock Option Committee and each of their continued employment with us on the last day of the year of each award, having a value of $50,000 in each of the years 2004, 2005 and 2006. Mr. Abelman’s and Ms. Azzara’s restricted stock awards will vest one-third on each of the first three anniversaries of the date of grant provided each is employed by us on the relevant vesting dates. For each of Mr. Abelman and Ms. Azzara, if their respective employment is terminated either by us for any reason other than cause or due to death or permanent and total disability, each of them shall receive their respective future restricted stock award that has been awarded to each of them prior to such date of termination of employment and all restrictions on such future restricted stock awards shall automatically lapse. If Mr. Abelman’s and Ms. Azzara’s employment shall terminate for any other reason, each future restricted stock award or portion thereof still subject to restriction shall be forfeited.

The employment agreements provide for indemnification of Messrs. Jarrell and Abelman, and Ms. Azzara to the extent provided for in our Charter and Bylaws.

Change in Control Arrangements

On January 5, 2005, after consultation with an independent compensation firm, and upon the recommendation of the Compensation and Stock Option Committee, the Board of Directors approved a form of Change in Control Agreement to be entered into between us and its Named Executive Officers (Barry S. Blattman, Mark R. Jarrell, Cynthia O. Azzara, Stephen M. Abelman and Daniel P. Warcholak). The form of Agreement provides for the accelerated vesting of Restricted Stock awards, as provided in the 2001 Stock Incentive Plan, as amended and certain previously granted awards to the Named Executive Officers upon a “change in control” of the Company (as defined in the agreement) and for certain payments to a Named Executive Officer upon the termination of such officer’s employment by us without “cause” or by such officer for “good reason” following a “change in control” of the Company, all such terms as defined in the agreement. Such payments would be $2,500,000, $2,500,000, $1,000,000, $1,000,000 and $800,000 for Mr. Blattman, Mr. Jarrell, Ms. Azzara, Mr. Abelman and Mr. Warcholak, respectively.

Director Compensation

Effective as of October 1, 2004, our non-employee directors receive (i) an annual fee of $20,000 payable quarterly in arrears, (ii) $1,500 for Board and committee meetings held in person or by telephone, (iii) an annual grant of $25,000 in restricted stock which vests in three equal annual installments and (iv) reimbursement for travel and other expenses incurred in connection with their duties as our directors. In addition, the chairman of the Audit Committee receives an additional annual fee of $5,000, payable quarterly in arrears, and other committee chairman receive an additional annual fee of $2,500, payable quarterly in arrears. Upon initial election or appointment to the Board, a new non-employee director will be granted $25,000 in restricted stock which vests in three equal annual installments. Directors who are also employees receive no additional compensation for their services as directors.

Compensation Committee Interlocks and Insider Participation

During 2004, the Compensation and Stock Option Committee of the Board was comprised of John R. Moody, Glenn J. Rufrano and Robert E. Woods. During 2004, we had no executive officer serve on the board of directors or compensation committee of any other entity that had one or more executive officers serving as a member of our Board or Compensation and Stock Option Committee.

Report of the Compensation and Stock Option Committee

The Compensation and Stock Option Committee (the “Compensation Committee”) is composed entirely of non-management, independent directors. The Compensation Committee reviews the compensation program for the CEO and certain other members of senior management (the “Executive Officers”), including the executive officers listed on the Summary Compensation Table (the “Named Executive Officers”). The Compensation Committee determines the CEO’s compensation and recommends to the full Board the compensation for the Executive Officers. The objectives of our compensation program are to attract, retain and reward experienced, highly motivated executive officers needed to achieve our business objectives, to link executive compensation to improvements in our performance and increases in stockholder value, and to align the financial interests of executive officers with those of stockholders by providing equity-based, long term incentives. For 2004, the Compensation Committee retained an independent consulting firm to assist the Committee in fulfilling its responsibilities.

The Compensation Committee has reviewed all components of the CEO’s and the Named Executive Officers’ compensation, including salary, bonus and long-term equity-based incentive awards, and all accumulated stock option and restricted stock awards. The CEO and the Named Executive Officers receive no other perquisites or personal benefits other than certain insurance and other employee benefits available to all of our full-time employees.

The Compensation Committee first met during 2004 to review the goals of the CEO and Named Executive Officers. During subsequent meetings, achievement of these goals was evaluated at both an individual and Company performance level. The Compensation Committee considered the significant accomplishments of the Named Executive Officers during 2004 including, among others, their individual contribution in transactions that resulted in eliminating a significant portion of our recourse debt, decreasing interest expenses related to the refinancing of insured mortgage portfolios, arranging new financing facilities to provide us additional flexibility and lower costs, obtaining a corporate credit rating from S&P to provide greater capital raising capabilities, significantly reducing assets in special servicing, decreasing corporate general and administrative expenses and increasing adjusted book value per diluted common share and total liquidity. Based on this review and certain information provided by the independent consultant, including a peer group comparison of compensation practices, the Compensation Committee finds the CEO’s and Named Executive Officers’ compensation to be reasonable and not excessive.

The three primary components of the CEO’s and Named Executive Officers’ compensation are base salary, annual bonus and long-term equity-based incentive awards.

Base Salaries.   We determine the base salary level of each of our Named Executive Officers by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for executive talent. The Compensation Committee strives to set base salaries at competitive levels relative to the base salaries paid to executive officers with comparable qualifications, experience and responsibilities at comparable public REITS. While employment agreements with certain of our Named Executive Officers do not permit the base salaries of such executive officers to be reduced during the terms of the agreements, the Compensation Committee will consider from time to time whether an increase in such Named Executive Officer’s base salary is merited, taking into account the performance of the Company and of the Named Executive Officer, new responsibilities, increases in pay levels at comparable public REITS, and other matters deemed appropriate. For 2004, the Compensation Committee set Mr. Blattman’s base compensation at $750,000. Mr. Jarrell received a base salary of $400,000 and Mr. Abelman and Ms. Azzara each received a base salary of $300,000 equal to the minimum amounts as specified in their respective employment agreements. Mr. Warcholak’s base salary was set at $300,000 in 2004 by our President and Chief Operating Officer under delegated authority from our Board of Directors.

Bonuses.   Bonuses are based on, among other things, the individual Named Executive Officer’s performance and contributions to the Company. The Compensation Committee recommended, and the Board approved, cash bonus payments for 2004 of $200,000 to Mr. Jarrell, and $100,000 to each of Mr. Abelman and Ms. Azzara, each equal to the minimum amounts as specified in their respective employment agreements. The Compensation Committee recommended, and the Board approved, a cash bonus payment for his performance in 2004 of $25,000 to Mr. Warcholak.

Long-Term Equity-Based Incentive Awards.   The Compensation Committee believes that long-term incentive awards align the financial interests of Named Executive Officers with those of stockholders. At year end, we granted restricted stock awards to each of Messrs. Jarrell, Abelman and Warcholak, and Ms. Azzara, as an employment incentive after reviewing our performance and the contributions of each Named Executive Officer, respectively, in 2004. In considering long-term incentive awards, we also took into account total compensation to be paid to the Named Executive Officer, including base salary, bonus and long-term compensation. Mr. Jarrell received a restricted stock award valued at $250,000 at December 31, 2004. Mr. Abelman and Ms. Azzara each received a restricted stock award valued at $150,000 and Mr. Warcholak received a restricted stock award valued at $75,000 at December 31, 2004. The Compensation Committee did not grant stock options to the Named Executive Officers in 2004.

Chief Executive Officer Compensation.   The Compensation Committee reviewed the goals set forth by Mr. Blattman and his achievements including the design and execution of our $260 million refinancing transaction with Deutsche Bank, the receipt of a $500 million warehouse line commitment from Deutsche Bank to support new loan originations, execution of a $100 million interest rate swap which significantly reduced our cost of long-term non-recourse debt and establishment of important new institutional investor relationships in 2004. The Compensation Committee recognized that Mr. Blattman’s role in these important accomplishments of the Company during 2004 evidenced strong leadership and innovation on the part of the CEO.

The Compensation Committee set the compensation for Mr. Blattman’s services as CEO at $750,000 for 2004. Such amount was paid to BREF Partners, the managing member of the general partner of BREF One, upon recommendation of the Compensation Committee and approval of the disinterested members of our Board. BREF One is one of our significant stockholders and Mr. Blattman is the managing member of BREF Partners, the managing member of BREF One’s general partner. The Compensation Committee did not award or pay a bonus in respect of Mr. Blattman’s performance in 2004.

Section 162(m) Policy.   Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for non-performance-based compensation over $1 million paid for any fiscal year to each of the individuals who were, at the end of the fiscal year, the corporation’s chief executive officer and the four other most highly compensated executive officers. We believe that the cash bonuses paid to Named Executive Officers will be fully deductible under Section 162(m). Restricted stock that vests over time is not considered “performance-based” compensation under Section 162(m), so compensation realized upon the vesting of restricted stock awarded to the individual Named Executive Officers covered by Section 162(m) will not be deductible by us. In addition, we offer a deferred compensation plan that allows compensation deferred under such plan to be exempt from the limit on tax deductibility.

Any salary or other annual compensation paid or imputed to the individual Named Executive Officers covered by Section 162(m) that causes non-performance-based compensation to exceed the $1 million limit will not be deductible by us. While the Compensation Committee designs certain components of executive compensation to preserve income tax deductibility, it believes that it is not in the stockholders’ interest to restrict the Committee’s discretion and flexibility in developing appropriate compensation programs and establishing compensation levels and, in some instances, the Committee may approve compensation that is not fully deductible. As a result of the vesting of a portion of a previous restricted stock award, and salary and bonus compensation paid to Mr. Jarrell, compensation income in 2004 to such individual is expected to be subject to Section 162(m) limitations.

Compensation and Stock Option Committee:

John S. Moody, Chairman
Glenn J. Rufrano
Robert E. Woods

Performance Graph

The following performance graph compares the cumulative total stockholder return on the Common Stock with the cumulative total stockholder return of the companies comprising (i) the S&P 500 Index and (ii) the NAREIT Mortgage Index, an industry index provided by the National Association of Real Estate Investment Trusts. The Performance Graph assumes an initial investment of $100 on December 31, 1998, and the reinvestment of all dividends paid thereafter with respect to such $100 investment, in each of (i) the Common Stock, (ii) the stock comprising the S&P 500 Index, and (iii) the stock comprising the NAREIT Mortgage Index.

	12/31/1999	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004
CRIIMI MAE		-51.40%	-42.26%	152.85%	2.36%	54.18%
	$100.00	$48.60	$28.06	$70.96	$72.63	$111.99
S&P 500 Index		-9.13%	-11.83%	-22.10%	28.68%	10.85%
	$100.00	$90.87	$80.12	$62.42	$80.32	$89.03
NAREIT Mortgage Index*		15.96%	77.34%	31.08%	57.39%	18.43%
	$100.00	$115.96	$205.65	$269.56	$424.26	$502.46

*                    The NAREIT Mortgage Index includes all mortgage REITs listed on the New York Stock Exchange, the American Stock Exchange or the NASDAQ National Market System. During 2004, 33 REITs were included in the NAREIT Mortgage Index. We will provide to any stockholder upon request the names of the companies whose stock comprise the NAREIT Mortgage Index.

All share and per share information in this Annual Report has been retroactively adjusted to reflect a one-for-ten reverse stock split effected on October 17, 2001.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of February 28, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) each of our directors and nominee for directors, (iii) each Named Executive Officer, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

Name	Shares of Common Stock Owned		Shares which may be acquired within 60 days		Percent of Common Stock Outstanding
Barry S. Blattman	1,549,452	(1)	336,835	(1)	9.6%
Jeffrey M. Blidner	1,549,452	(2)(12)	339,335	(2)	9.6%
Joshua B. Gillon	0	(12)	4,000		*
Arthur N. Haut	13,682		2,500		*
Robert J. Merrick	9,520		4,336		*
John S. Moody	24,684		0		*
Bruce K. Robertson	1,549,452	(3)(12)	336,835	(3)	9.6%
Glenn J. Rufrano	0	(12)	0		*
Robert E. Woods	8,682	(12)	8,249		*
Mark R. Jarrell	60,377	(4)	0		*
Cynthia O. Azzara	43,348	(5)	104,972		*
Stephen M. Abelman	20,898	(6)	0		*
Daniel P. Warcholak	5,170	(7)	26,126		*
Wells Fargo & Company, Parent Holding Company for Wells Capital Management Inc.	1,839,120	(8)			11.8%
420 Montgomery Street San Francisco, CA 94104
BREF One, LLC—Series A	1,549,452	(9)			9.6%
One Liberty Plaza New York, NY 10006
Private Management Group, Inc.	1,274,810	(10)			8.2%
20 Corporate Park, Suite 400 Irvine, CA 92606
Third Avenue Management LLC	944,969	(11)			6.1%
20 Corporate Park, Suite 400 Irvine, CA 92606
All Directors and Executive Officers as a Group (13 persons)	1,398,978		489,518		11.8%

*                    Less than 1%.

(1)          Mr. Blattman owns no shares of record. Includes 1,212,617 shares held of record by BREF One, LLC—Series A, (BREF One), and 336,835 shares purchasable under a warrant held by BREF One. As the managing member of the limited liability company that wholly owns the manager of BREF One, Mr. Blattman may be deemed to have sole voting and dispositive power with respect to the shares and thus may be deemed the beneficial owner of the shares. Mr. Blattman disclaims beneficial ownership of these shares except with respect to the portion of these shares that is proportionate to Mr. Blattman’s limited partnership interest in BREF One. As of February 28, 2005, Mr. Blattman held a 0.1786% limited partnership interest in BREF One.

(2)          Mr. Blidner owns no shares of record. Includes 1,212,617 shares held of record by BREF One and 336,835 shares purchasable under a warrant held by BREF One. As a managing partner of Brascan Corporation and the Vice Chairman of Brascan Financial Corporation, a wholly owned subsidiary of Brascan Corporation, indirect owners of an approximately 35.7% limited partnership interest in BREF One, Mr. Blidner may be deemed to be the beneficial owner of the shares. Mr. Blidner disclaims beneficial ownership of these shares.

(3)          Mr. Robertson owns no shares of record. Includes 1,212,617 shares held of record by BREF One and 336,835 shares purchasable under a warrant held by BREF One. As a managing partner of Brascan Corporation and Brascan Financial Corporation, a wholly owned subsidiary of Brascan Corporation, indirect owners of an approximately 35.7% limited partnership interest in BREF One, Mr. Robertson may be deemed to be the beneficial owner of the shares. Mr. Robertson disclaims beneficial ownership of these shares.

(4)          Includes 15,528 shares of restricted stock awarded on January 2, 2005 for which restrictions lapse on one-third of the shares on each of January 2, 2006, January 2, 2007 and January 2, 2008 provided that Mr. Jarrell is still employed by us on such dates.

(5)          Includes 493 shares held indirectly in the CRIIMI MAE Management, Inc. Retirement Plan. Also includes 13,055 shares awarded on October 3, 2003 for which restrictions lapsed on one-third of the shares on December 31, 2004 and restrictions will lapse on one-third of the shares on each of December 31, 2005 and December 31, 2006 provided that Ms. Azzara is still employed by us on such dates; and 9,317 shares of restricted stock awarded on January 2, 2005 for which restrictions lapse on one-third of the shares on each of January 2, 2006, January 2, 2007 and January 2, 2008 provided that Ms. Azzara is still employed by us on such dates.

(6)          Includes 493 shares held indirectly in the CRIIMI MAE Management, Inc. Retirement Plan. Includes 12,500 shares of restricted stock awarded on November 6, 2003 for which restrictions lapsed on one-third of the shares on December 31, 2004 and restrictions will lapse on one-third of the shares on each of December 31, 2005 and December 31, 2006 provided that Mr. Abelman is still employed by us on such dates; and 9,317 shares of restricted stock awarded on January 2, 2005 for which restrictions lapse on one-third of the shares on each of January 2, 2006, January 2, 2007 and January 2, 2008 provided that Mr. Abelman is still employed by us on such dates.

(7)          Includes 493 shares held indirectly in the CRIIMI MAE Management, Inc. Retirement Plan; and 4,658 shares of restricted stock awarded on January 2, 2005 for which restrictions lapse on one-third of the shares on each of January 2, 2006, January 2, 2007 and January 2, 2008 provided that Mr. Warcholak is still employed by us on such dates.

(8)          Based on a Schedule 13G filed for the period ended December 31, 2004 by Wells Fargo & Company as the parent holding company for Wells Capital Management, Inc., an investment advisor, reporting beneficial ownership of 1,839,120 shares for which they hold sole voting and investment power for 1,776,820 shares.

(9)          Includes 336,835 shares purchasable under a warrant.

(10)   Based on a Schedule 13G filed for the period ended December 31, 2004 by Private Management Group, Inc., an investment advisor, reporting beneficial ownership of 1,274,810 shares for which they hold sole voting and investment power.

(11)   Based on a Schedule 13F filed on January 10, 2005 by Third Avenue Management LLC, an investment advisor, reporting beneficial ownership of 944,969 shares for which they hold sole voting and investment power.

(12)   In addition to the share ownership indicated above, certain directors have elected to defer under our Deferred Compensation Plan all or a portion of their annual cash retainer, meeting fees, compensation and restricted stock, as applicable, in the form of restricted stock units. The following directors elected to receive restricted stock units under the Deferred Compensation Plan:

Name	Number of Restricted Stock Units
Jeffrey M. Blidner	4,179
Joshua B. Gillon	3,682
Bruce K. Robertson	4,273
Glenn J. Rufrano	4,738
Robert E.Woods	3,532

Equity Compensation Plan Information

We maintain the 2001 Stock Incentive Plan, as amended (the “Amended 2001 Stock Plan”), the Second Amended and Restated Stock Option Plan for Key Employees (the “Employee Stock Option Plan”) and the 1996 Non Employee Director Stock Plan (the “Director Stock Plan”).

The following table gives information about equity awards under the referenced plans as of December 31, 2004.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	643,962	(2)	$41.61	569,348	(3)
Equity compensation plans not approved by security holders	2,144	(4)	14.68	57,856
Total	646,106		$41.61	627,204

(1)          Shares issuable pursuant to outstanding awards of restricted stock units under the Amended 2001 Stock Plan and the Deferred Compensation Plan are not included in the calculation of weighted-average exercise price, as there is no exercise price for these shares.

(2)          Includes an aggregate 10,495 shares distributable under restricted stock unit awards granted under the 2001 Stock Incentive Plan.

(3)          Includes 486,476 shares available for issuance under the 2001 Stock Incentive Plan and 82,872 shares available for issuance under the Director Stock Plan.

(4)          Includes 2,144 shares distributable under restricted stock unit awards granted under the Deferred Compensation Plan.

See Note 13 “Stock Based Compensation” to our financial statements for the year ended December 31, 2004 included in this Annual Report for a description of our equity compensation plans.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships with BREF One

Pursuant to an Assignment and Assumption Agreement, dated as of November 17, 2004 (the “Assignment”), BREF One, LLC, Series A (“BREF One”), a Delaware limited liability company controlled by Brascan Real Estate Financial Partners LLC (“BREF Partners”) acquired from Brascan Real Estate Finance Fund I, L.P. (“BREF Fund”) in a private transaction (i) 1,212,617 shares of our Common Stock, (ii) a warrant to purchase up to 336,835 additional shares of Common Stock for a purchase price of $11.50 per share, expiring on January 23, 2010 (the “Warrant”) and (iii) $30,000,000 aggregate principal amount of our 15% Senior Subordinated Notes Due 2006 (the “Subordinated Notes”). BREF Investments had acquired the shares of Common Stock, Warrant and the Subordinated Notes from us as part of our recapitalization in January 2003 pursuant to the terms of an Investment Agreement, dated as of January 23, 2003, as amended (the “Investment Agreement”) between us and Brascan Real Estate Financial Investments LLC (“BREF Investments”). Pursuant to the terms of the Assignment, BREF One assumed the rights and obligations of BREF Investments under the Investment Agreement, including the right to receive a quarterly fee of $434,000 through January 26, 2006 and the right to cause up to two nominees of BREF One to serve on our Board.

Pursuant to the Assignment, BREF One also assumed from BREF Fund certain rights and obligations under the Registration Rights Agreement and the Non-Competition Agreement, each entered into between us and BREF Fund. Under the Registration Rights Agreement, as assigned, we have agreed to indemnify BREF One and its affiliates against certain liabilities in connection with the registration of any of the shares of Common Stock or shares acquired upon exercise of the Warrant. Under the Non-Competition Agreement, as assigned, BREF One (and its controlled affiliates) will not directly or indirectly compete with us prior to January 23, 2006 in certain specified areas of business. These specified areas of business (“Company Business”) are consistent with those that we are permitted to conduct under the Senior Subordinated Secured Note Agreement relating to the Subordinated Notes acquired by BREF Fund and assigned to BREF One and are generally described as (a) the acquisition, ownership and management of non-investment grade securities secured by pools of commercial and/or multifamily mortgage loans originated in anticipation of rated “conduit” securitizations, (b) the origination or purchase of commercial and/or multifamily mortgage loans in anticipation of pooling such loans for rated “conduit” securitization transactions, and the origination or purchase of certain mezzanine loans in connection with such mortgage loans, (c) the servicing of commercial and/or multifamily loans, and (d) the provision of commercial and/or multifamily mortgage loan due diligence services to third parties. Notwithstanding the agreement not to compete in these areas of business, BREF One, or a controlled affiliate of BREF One, may (v) sponsor collateral bond or loan obligations (“CBOs”), (w) include non-investment grade CMBS in such CBOs (and may purchase or acquire them for such inclusion), (x) own less than 10% of any class of stock of a public company engaged, directly or indirectly, in Company Business, (y) own less than 10% in value of any instrument of indebtedness of a public company engaged, directly or indirectly, in Company Business, and (z) own an entity that engages, directly or indirectly, in Company Business if such Company Business accounts for less than 10% of such entity’s consolidated annual revenues.

During 2004, we paid affiliates of BREF One $44,374 in reimbursement for travel, telephone and related expenses incurred by employees of these affiliates in connection with services provided for us. The reimbursement of such expenses to affiliates of BREF One was approved by the Audit Committee.

BREF One or affiliates of BREF One may engage, from time to time, in joint ventures, with us. Our servicing subsidiary, CRIIMI MAE Services Limited Partnership (“CMSLP”), in its capacity as special servicer for several commercial mortgage securitization trusts (“Trusts”), may retain affiliates of BREF One to perform advisory services with respect to specially serviced commercial mortgage loans or real estate assets in such Trusts.

BREF Partners, an affiliate of BREF One, LLC, Series A, and an affiliate of our Chairman and Chief Executive Officer, Barry Blattman, has submitted to the Company a nonbinding indication of interest to acquire 100% of the outstanding common stock of the Company. Mr. Blattman is the managing member of the limited liability company that wholly owns the manager of BREF One.

Consistent with our policy, all future non-material transactions between us and related parties will be approved by the Audit Committee and all material transactions between us and related parties will be approved by a majority of the Board’s disinterested directors and will be on terms no less favorable than those which could have been obtained from unrelated third parties.

ITEM 14            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit related, tax services, and other services performed by the independent auditor. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting.

Fees Paid to Ernst & Young LLP

The following table shows fees for professional services provided by our independent auditor, Ernst & Young LLP, for the fiscal years ended December 31, 2004 and December 31, 2003.

	2004	2003
Audit Fees(1)	$1,303,407	$1,030,851
Other Fees(2)
Audit Related Fees(3)	36,989	228,313
Tax Related Fees	319,737	580,315
Other	0	0

(1)          Audit Fees for 2004 and 2003 consisted of the audit of our consolidated financial statements, quarterly reviews of our financial statements, required statutory subsidiary audits, the review of our registration statements, Section 404 attest services, and the issuance of comfort letters and consents.

(2)          The Audit Committee has considered whether the provision of these services is compatible with maintaining the principal accountant’s independence and has approved Ernst & Young LLP providing these services to us. Tax Related Fees include tax compliance, tax advice and tax planning, as well as assistance with transactional tax issues.

(3)          Audit Related Fees includes benefit plan audit, assistance in documenting internal control policies and procedures over financial reporting, attestation procedures in connection with the redemption of our Series A and Series B Senior Secured Notes, and consultation on certain audit related matters.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List of documents filed as part of this report:

1.                 Consolidated Financial Statements and Management’s Report on Internal Control Over Financial Reporting

All other financial statements and financial statement schedules have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

Exhibit Number	Description
2.1

Third Amended Joint Plan of Reorganization as confirmed by the United States Bankruptcy Court for the District of Maryland, Greenbelt Division on November 22, 2000 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on December 28, 2000).

3.1

Articles Supplementary reclassifying and designating 586,354 authorized but unissued shares of Series F Redeemable Cumulative Dividend Preferred Stock and 1,244,656 authorized but unissued shares of Series G Redeemable Cumulative Dividend Preferred Stock as authorized but unissued preferred stock filed with the Maryland State Department of Assessments and Taxation on May 5, 2004 (incorporated by reference to Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.2

Articles Supplementary reclassifying and designating 203,000 authorized but unissued shares of Series E Cumulative Convertible Preferred Stock as authorized but unissued preferred stock, filed with the Maryland State Department of Assessments and Taxation on January 9, 2004 (incorporated by reference to Exhibit 3.6 to Form S-3 filed with the SEC on January 27, 2004).

3.3

Articles of Amendment, filed with the Maryland State Department of Assessments and Taxation on May 15, 2002 (incorporated by reference to Exhibit 3 to Current Report on Form 8-K filed with the SEC on May 16, 2002).

3.4

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

3.6

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

3.7

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

3.8	Second Amended and Restated Bylaws of CRIIMI MAE Inc., as amended on January 14, 2004, (incorporated by reference to Exhibit 3.7 to Annual Report on Form 10-K for the year ended December 31, 2003).
4.1

Warrant to Purchase Common Stock of CRIIMI MAE Inc., dated as of January 23, 2003 (as assigned to BREF One, LLC, Series A) (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the SEC on January 30, 2003).

4.2

Senior Subordinated Secured Note Agreement, dated as of January 14, 2003 by and between CRIIMI MAE Inc. and Brascan Real Estate Finance Fund I, L.P. (as assigned to BREF One, LLC, Series A) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on January 30, 2003).

4.3

Registration Rights Agreement, dated as of January 14, 2003, between CRIIMI MAE Inc. and Brascan Real Estate Finance Fund, L.P. (as assigned to BREF One, LLC, Series A) (incorporated by reference to Exhibit 4 (d) to Annual Report on Form 10-K for the year ended December 31, 2002).

4.4

Third Amendment to Rights Agreement, dated as of January 3, 2003 between CRIIMI MAE Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to the Company’s Form 8-A/A filed with the SEC on January 3, 2003).

4.5

Second Amendment to Rights Agreement, dated as of November 14, 2002 between CRIIMI MAE Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A/A filed on November 15, 2002).

4.6

Amended and Restated First Amendment to Rights Agreement, dated as of June 10, 2002 between CRIIMI MAE Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-A/A filed with the SEC on June 13, 2002).

4.7

Rights Agreement, dated as of January 23, 2002 between CRIIMI MAE Inc. and Registrar and Transfer Company, as Rights Agent (the “Rights Agreement”). The Rights Agreement includes, as Exhibit A, the form of Articles Supplementary to the Articles of Incorporation of the Company setting forth the terms of the Series H Preferred Stock, as Exhibit B, the form of Rights Certificate and, as Exhibit C, the form of Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 4 to Current Report on Form 8-K filed on January 25, 2002).

10.1

Master Repurchase Agreement, dated as of June 30, 2004, by and between CRIIMI Financing Co., Inc. and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.2

Master Repurchase Agreement, executed on August 28, 2003 to be effective as of June 26, 2003, by and between Bear Stearns & Co. Inc., as Agent for Bear, Stearns International Limited and CRIIMI MAE Asset Acquisition Corp. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the SEC on September 5, 2003).

10.3

Annex I to Master Repurchase Agreement, executed on August 28, 2003 to be effective as of June 26, 2003, by and between Bear, Stearns & Co. Inc., as Agent for Bear, Stearns International Limited and CRIIMI MAE Asset Acquisition Corp. (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the SEC on September 5, 2003).

10.4

ISDA Master Agreement, dated as of August 6, 2004, between Deutsche Bank AG New York and CRIIMI Financing Co., Inc. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.5

Schedule to the ISDA Master Agreement dated as of August 6, 2004, between Deutsche Bank AG and CRIIMI Financing Co., Inc. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.6

ISDA Credit Support Annex dated as of August 6, 2004, between Deutsche Bank AG and CRIIMI Financing Co., Inc. (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.7

Master Netting Agreement dated as of August 6, 2004, between and among Deutsche Bank AG and CRIIMI Financing Co., Inc. (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.8

Guarantee, dated as of June 30, 2004, by CRIIMI MAE Inc. for the benefit of Deutsche Bank, AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.9

Guarantee, dated as of January 14, 2003, by CRIIMI MAE Inc. in favor of Bear, Stearns International Limited (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the SEC on January 30, 2003).

10.10

Investment Agreement dated as of November 14, 2002 between CRIIMI MAE Inc. and Brascan Real Estate Financial Investments LLC (as assigned to BREF One, LLC, Series A) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on December 4, 2002).

10.11

Amendment No. 1 to Investment Agreement dated as of December 2, 2002 to the Investment Agreement between CRIIMI MAE Inc. and Brascan Real Estate Financial Investments LLC (as assigned to BREF One, LLC, Series A) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 4, 2004).

10.12

Amendment No. 2 to Investment Agreement, dated as of January 13, 2003, by and between CRIIMI MAE Inc. and Brascan Real Estate Financial Investments LLC (as assigned to BREF One, LLC, Series A) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on January 30, 2003).

10.13

Exhibit D (Form of Non-Competition Agreement) to the Investment Agreement dated as of November 14, 2002 between CRIIMI MAE Inc. and Brascan Real Estate Financial Investments LLC (as assigned to BREF One, LLC, Series A) (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.14

Company Pledge Agreement, dated as of January 14, 2003, by and between CRIIMI MAE Inc. and Brascan Real Estate Finance Fund I, L.P. (as assigned to BREF One, LLC, Series A) (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on January 30, 2003).

10.15

Newco Member Pledge Agreement, dated as of January 14, 2003, by and between CRIIMI Newco Member, Inc. and Brascan Real Estate Finance Fund I, L.P. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on January 30, 2003).

10.16

Trust Agreement, dated as of June 30, 2004, between CRIIMI MAE Class D Depositor LLC (Depositor) and La Salle Bank National Association (Trustee) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.17

Deposit Trust Agreement dated as of May 8, 1998 between CRIIMI MAE CMBS Corp. and Wilmington Trust Company, as Owner Trustee (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.18

Terms Indenture Agreement dated May 8, 1998 between CRIIMI MAE Commercial Mortgage Trust and the trustee (incorporated by reference to Exhibit 10(s) to Annual Report on Form 10-K for the year ended December 31, 2001).

10.19

Standard Indenture Provisions dated as of May 8, 1998 related to Terms Indenture Agreement dated May 8, 1998 between CRIIMI MAE Commercial Mortgage Trust and the trustee (incorporated by reference to Exhibit 10(t) to Annual Report on Form 10-K for the year ended December 31, 2001).

10.20

Deposit Trust Agreement dated as of December 20, 1996 between CRIIMI MAE QRS1, Inc. and Wilmington Trust Company, as Owner Trustee (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.21

Indenture Agreement dated December 20, 1996 between CRIIMI MAE QRS 1, Inc. and the trustee (incorporated by reference to Exhibit 4(sss) to Annual Report on Form 10-K for the year ended December 31, 1996).

10.22	Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Annex B to Definitive Proxy Statement filed with the SEC on August 16, 2001).

10.23

Registrant’s Second Amended and Restated Stock Option Plan for Key Employees (incorporated by reference herein to Exhibit G to Exhibit 99.6 to the Current Report on Form 8-K filed with the SEC on September 22, 2000).

10.24	Dividend Reinvestment and Stock Purchase Plan between CRIIMI MAE Inc. and shareholders (incorporated by reference from the registration statement on Form S-3A filed with the SEC on December 9, 1997).
10.25	Change in Control Agreement, dated as of February 1, 2005, by and among CRIIMI MAE Inc., CRIIMI MAE Management, Inc. and Barry S. Blattman (filed herewith).
10.26	Change in Control Agreement, dated as of February 1, 2005, by and among CRIIMI MAE Inc., CRIIMI MAE Management, Inc. and Mark R. Jarrell (filed herewith).
10.27	Change in Control Agreement, dated as of February 1, 2005, by and among CRIIMI MAE Inc., CRIIMI MAE Management, Inc. and Stephen M. Abelman (filed herewith).
10.28	Change in Control Agreement, dated as of February 1, 2005, by and among CRIIMI MAE Inc., CRIIMI MAE Management, Inc. and Cynthia O. Azzara (filed herewith).
10.29	Change in Control Agreement, dated as of February 1, 2005, by and among CRIIMI MAE Inc., CRIIMI MAE Management, Inc. and Daniel P. Warcholak (filed herewith).
10.30

Restricted Stock Award Agreement, dated as of November 6, 2003, by and between CRIIMI MAE Inc. and Stephen M. Abelman (incorporated by reference to Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.31

Employment Offer Letter, dated as of October 29, 2003, by and among Stephen M. Abelman, CRIIMI MAE Inc. and CRIIMI MAE Services Limited Partnership (incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.32

Restricted Stock Award Agreement, dated as of October 3, 2003, by and between CRIIMI MAE Inc. and Cynthia O. Azzara (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.33

Employment Offer Letter, dated as of August 26, 2003, by and among Cynthia O. Azzara, CRIIMI MAE Inc. and CRIIMI MAE Management, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on September 5, 2003).

10.34

Employment Offer Letter Agreement, dated as of August 11, 2003 and effective a of September 15, 2003, between CRIIMI MAE Inc. and Mark R. Jarrell (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.35	CRIIMI MAE Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4 to Form S-8 filed with the SEC on October 1, 2004).
10.36

Form of Restricted Stock Unit Award Agreement for Executive Officers, by and between CRIIMI MAE Inc. and Executive Officers (incorporated by reference to Exhibit 9.1 to Current Report on Form 8-K filed with the SEC on October 15, 2004).

10.37

Form of Restricted Stock Unit Award Agreement for Directors, by and between CRIIMI MAE Inc. and Directors (incorporated by reference to Exhibit 9.2 to Current Report on Form 8-K filed with the SEC on October 15, 2004).

10.38

Form of Restricted Stock Award Agreement for Executive Officers, by and between CRIIMI MAE Inc. and Executive Officers (incorporated by reference to Exhibit 9.3 to Current Report on Form 8-K filed with the SEC on October 15, 2004).

10.39

Form of Restricted Stock Award Agreement for Directors, by and between CRIIMI MAE Inc. and Directors (incorporated by reference to Exhibit 9.4 to Current Report on Form 8-K filed with the SEC on October 15, 2004).

10.40

Form of CRIIMI MAE Inc. Incentive Stock Option Agreement for Executive Officers, by and between CRIIMI MAE Inc. and Executive Officers (incorporated by reference to Exhibit 9.5 to Current Report on Form 8-K filed with the SEC on October 15, 2004).

10.41

Form of CRIIMI MAE Inc. Incentive Stock Option Agreement for Non-Named Executive Officers, by and between CRIIMI MAE Inc. and Non-Named Executive Officers (incorporated by reference to Exhibit 9.6 to Current Report on Form 8-K filed with the SEC on October 15, 2004).

10.42

Form of CRIIMI MAE Inc. Nonqualified Stock Option Agreement for Executive Officers, by and between CRIIMI MAE Inc. and Executive Officers (incorporated by reference to Exhibit 9.7 to Current Report on Form 8-K filed with the SEC on October 15, 2004).

10.43

Form of CRIIMI MAE Inc. Nonqualified Stock Option Agreement for Non-Named Executive Officers, by and between CRIIMI MAE Inc. and Non-Named Executive Officers (incorporated by reference to Exhibit 9.8 to Current Report on Form 8-K filed with the SEC on October 15, 2004).

10.44	First Amendment to CRIIMI MAE Inc. Deferred Compensation Plan (filed herewith).
21.1	Subsidiaries of CRIIMI MAE Inc. (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
23.2	Consent of Ernst & Young LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Special Serviced Loan Report relating to specially serviced loans underlying the Company’s CMBS as of December 31, 2004 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIIMI MAE INC.
March 8, 2005	/s/ BARRY S. BLATTMAN
DATE	Barry S. Blattman
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 8, 2005	/s/ BARRY S. BLATTMAN
DATE	Barry S. Blattman
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
March 8, 2005	/s/ CYNTHIA O. AZZARA
DATE	Cynthia O. Azzara
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
March 8, 2005	/s/ JEFFREY M. BLIDNER
DATE	Jeffrey M. Blidner
Director
March 8, 2005	/s/ JOSHUA B. GILLON
DATE	Joshua B. Gillon
Director
March 8, 2005	/s/ ARTHUR N. HAUT
DATE	Arthur N. Haut
Director
March 8, 2005	/s/ ROBERT J. MERRICK
DATE	Robert J. Merrick
Director

March 8, 2005	/s/ JOHN S. MOODY
DATE	John S. Moody
Director
March 8, 2005	/s/ BRUCE K. ROBERTSON
DATE	Bruce K. Robertson
Director
March 8, 2005	/s/ GLENN J. RUFRANO
DATE	Glenn J. Rufrano
Director
March 8, 2005	/s/ ROBERT E. WOODS
DATE	Robert E. Woods
Director

CRIIMI MAE Inc.
Management’s Report on
Internal Control over Financial Reporting

Management of CRIIMI MAE Inc. (together with its consolidated subsidiaries, We or CRIIMI MAE), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

           (i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of CRIIMI MAE;

         (ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of CRIIMI MAE are being made only in accordance with authorization of management and directors of CRIIMI MAE; and

        (iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2004.

Our independent auditors have issued an attestation report on our assessment of our internal control over financial reporting. The report is included herein.

CRIIMI MAE Inc.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of CRIIMI MAE Inc.

We have audited management’s assessment, included in the accompanying report on internal control over financial reporting, that CRIIMI MAE Inc. (“CRIIMI MAE”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CRIIMI MAE’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that CRIIMI MAE Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CRIIMI MAE Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CRIIMI MAE Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 2, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
McLean, Virginia
March 2, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CRIIMI MAE Inc.

We have audited the accompanying consolidated balance sheets of CRIIMI MAE Inc. (“CRIIMI MAE”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of CRIIMI MAE’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRIIMI MAE Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, CRIIMI MAE changed its method of accounting for preferred stock issuance costs in 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CRIIMI MAE’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
McLean, Virginia
March 2, 2005

CRIIMI MAE INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
Assets
Mortgage assets, at fair value:
CMBS pledged to secure recourse debt	$131,569,364	$511,681,345
CMBS	203,334,606	—
CMBS pledged to secure non-recourse debt	625,752,451	325,321,411
Insured mortgage securities pledged to secure recourse debt	—	25,120,897
Insured mortgage securities pledged to secure non-recourse debt	37,783,332	122,376,761
Other MBS	4,058,748	3,900,132
Receivables and other assets	26,367,375	59,112,241
Cash and cash equivalents	41,073,516	21,698,957
Total assets	$1,069,939,392	$1,069,211,744
Liabilities and Shareholders’ Equity
Liabilities:
Recourse debt:
Secured by pledge of CMBS	$42,415,000	$296,250,000
Senior subordinated secured note	31,266,667	31,266,667
Secured by pledge of insured mortgage securities	—	22,526,000
Non-Recourse debt:
Secured by pledge of CMBS	526,838,642	288,979,376
Secured by pledge of insured mortgage securities	29,484,665	119,237,756
Secured by REO asset	—	7,332,404
Payables and accrued expenses	11,876,858	11,839,761
Total liabilities	641,881,832	777,431,964
Commitments and contingencies:
Shareholders’ equity:
Preferred stock, $0.01 par; 75,000,000 shares authorized; 2,178,982 and 3,424,992 shares issued and outstanding, respectively	21,790	34,250
Common stock, $0.01 par; 300,000,000 shares authorized; 15,546,667 and 15,384,648 shares issued and outstanding, respectively	155,467	153,846
Accumulated other comprehensive income	213,471,845	91,582,756
Deferred compensation	(412,362)	(766,093)
Warrants outstanding	2,564,729	2,564,729
Additional paid-in capital	630,687,207	633,348,675
Accumulated deficit	(418,431,116)	(435,138,383)
Total shareholders’ equity	428,057,560	291,779,780
Total liabilities and shareholders’ equity	$1,069,939,392	$1,069,211,744

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2004	2003	2002
Interest income:
CMBS:
CMBS pledged to secure recourse debt	$38,255,988	$62,588,506	$74,576,975
CMBS	14,647,864	—	—
CMBS pledged to secure non-recourse debt	37,539,937	26,292,699	26,037,116
Insured mortgage securities	5,154,131	15,533,660	23,845,841
Total interest income	95,597,920	104,414,865	124,459,932
Interest expense:
Recourse debt	12,957,834	24,077,670	40,471,019
Non-recourse debt	39,090,981	45,649,691	52,041,054
Other	110,060	1,072,315	1,231,332
Total interest expense	52,158,875	70,799,676	93,743,405
Net interest margin	43,439,045	33,615,189	30,716,527
Fee/other income:
Servicing revenue	9,643,409	9,483,196	10,985,770
Other income	2,284,814	1,459,165	2,604,151
Total fee/other income	11,928,223	10,942,361	13,589,921
Operating expenses:
General and administrative expenses	10,361,537	11,985,927	10,618,303
Equity compensation expense	649,250	204,311	110,154
Depreciation and amortization	390,934	567,629	1,095,861
Servicing general and administrative expenses	8,032,555	9,316,810	9,043,183
Servicing amortization, depreciation, and impairment expenses	867,737	1,811,028	2,173,137
Income tax expense (benefit)	3,016	(602,577)	460,288
BREF maintenance fee	1,736,000	1,663,667	—
Total operating expenses	22,041,029	24,946,795	23,500,926
Other:
Net losses on insured mortgage security dispositions	(949,956)	(645,169)	(995,412)
Net (loss) gain on extinguishment of debt	(3,418,175)	6,672,872	—
Impairment of REO asset	(2,608,740)	—	—
Impairment of CMBS	(15,718,406)	(14,738,431)	(70,225,506)
Impairment of mezzanine loan	(526,865)	—	—
Net gains (losses) on derivatives	13,411,507	(1,949,439)	—
Lease termination and recapitalization expenses	(636,651)	(3,196,603)	(1,048,559)
Executive contract termination costs	—	(2,852,915)	—
Servicing gain on sale of servicing rights	—	—	4,864,274
Servicing (loss) gain on sale of investment-grade CMBS	—	(5,672)	241,160
Total other	(10,447,286)	(16,715,357)	(67,164,043)
Net income (loss) before cumulative effect of change in accounting principle	22,878,953	2,895,398	(46,358,521)
Cumulative effect of adoption of SFAS 142	—	—	(9,766,502)
Net income (loss) before dividends paid or accrued on preferred shares	22,878,953	2,895,398	(56,125,023)
Dividends paid or accrued on preferred shares	(6,171,686)	(7,006,696)	(9,337,018)
Net income (loss) to common shareholders	$16,707,267	$(4,111,298)	$(65,462,041)
Earnings (loss) per common share:
Basic—before cumulative effect of change in accounting principle	$1.08	$(0.27)	$(4.06)
Diluted—before cumulative effect of change in accounting principle	$1.06	$(0.27)	$(4.06)
Basic—after cumulative effect of change in accounting principle	$1.08	$(0.27)	$(4.77)
Diluted—after cumulative effect of change in accounting principle	$1.06	$(0.27)	$(4.77)
Shares used in computing basic earnings (loss) per share	15,428,304	15,149,303	13,710,914
Shares used in computing diluted earnings (loss) per share	15,739,428	15,149,303	13,710,914

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2004, 2003 and 2002

	Preferred Stock	Common Stock	Accumulated Other Comprehensive	Deferred	Warrants	Additional Paid-in	Accumulated	Total Shareholders’	Comprehensive Income
	Par Value	Par Value	Income	Compensation	Outstanding	Capital	Deficit	Equity	(Loss)
Balance at December 31, 2001	$ 35,980	$ 129,373	$ (6,443,598)	$ —	$ —	$ 632,887,967	$ (365,565,044)	$ 261,044,678
Net loss before dividends paid or accrued on preferred shares	—	—	—	—	—	—	(56,125,023)	(56,125,023)	$ (56,125,023)
Other comprehensive income:
Adjustment to unrealized gains and losses on mortgage assets	—	—	109,170,220	—	—	—	—	109,170,220	109,170,220
Adjustment to unrealized losses on interest rate caps	—	—	(604,565)	—	—	—	—	(604,565)	(604,565)
Comprehensive income									$ 52,440,632
Dividends accrued or paid on preferred shares	—	—	—	—	—	—	(9,337,018)	(9,337,018)
Common shares issued related to preferred stock dividends	—	9,664	—	—	—	3,435,128	—	3,444,792
Common shares issued	—	89	—	—	—	43,341	—	43,430
Restricted stock issued	—	325	—	(129,675)	—	129,350	—	—
Amortization of deferred compensation	—	—	—	110,154	—	—	—	110,154
Redemption of Series E Preferred Stock	(1,730)	—	—	—	—	(16,083,848)	—	(16,085,578)
Balance at December 31, 2002	34,250	139,451	102,122,057	(19,521)	—	620,411,938	(431,027,085)	291,661,090
Net income before dividends paid or accrued on preferred shares	—	—	—	—	—	—	2,895,398	2,895,398	$ 2,895,398
Other comprehensive income:
Adjustment to unrealized gains and losses on mortgage assets	—	—	(16,252,696)	—	—	—	—	(16,252,696)	(16,252,696)
Adjustment to unrealized gains and losses on derivative financial instruments	—	—	5,713,395	—	—	—	—	5,713,395	5,713,395
Comprehensive loss									$ (7,643,903)
Dividends paid on preferred shares	—	—	—	—	—	—	(7,006,696)	(7,006,696)
Common shares issued	—	13,742	—	—	—	14,196,162	—	14,209,904
Restricted stock issued	—	966	—	(1,088,169)	—	1,087,203	—	—
Amortization of deferred compensation	—	—	—	204,312	—	—	—	204,312
Accelerated vesting of stock options	—	—	—	—	—	547,600	—	547,600
Shares repurchased or forfeited	—	(313)	—	137,285	—	(329,499)	—	(192,527)
Warrants issued	—	—	—	—	2,564,729	(2,564,729)	—	—
Balance at December 31, 2003	34,250	153,846	91,582,756	(766,093)	2,564,729	633,348,675	(435,138,383)	291,779,780
Net income before dividends paid on preferred shares	—	—	—	—	—	—	22,878,953	22,878,953	$ 22,878,953
Adjustment to unrealized gains and losses on mortgage assets	—	—	126,614,716	—	—	—	—	126,614,716	126,614,716
Adjustment to unrealized gains and losses on derivative financial instruments	—	—	(4,725,627)	—	—	—	—	(4,725,627)	(4,725,627)
Comprehensive income									$ 144,768,042
Dividends paid on preferred shares	—	—	—	—	—	—	(6,171,686)	(6,171,686)
Redemption of preferred stock	(18,310)	—				(18,291,790)	—	(18,310,100)
Common shares issued	—	1,831	—	—	—	1,083,330	—	1,085,161
Restricted stock issued	—	62	—	(90,826)	—	90,764	—	—
RSUs issued	—	—	—	(154,068)	—	154,068	—	—
Preferred shares issued, net of offering costs	5,850	—	—	—	—	14,621,446	—	14,627,296
Amortization of equity compensation	—	—	—	598,625	—	—	—	598,625
Common shares repurchased or forfeited	—	(272)	—	—	—	(319,286)	—	(319,558)
Balance at December 31, 2004	$ 21,790	$ 155,467	$ 213,471,845	$ (412,362)	$ 2,564,729	$ 630,687,207	$ (418,431,116)	$ 428,057,560

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss) before dividends paid or accrued on preferred shares	$22,878,953	$2,895,398	$(56,125,023)
Adjustments to reconcile net income before dividends paid or accrued on preferred shares to net cash provided by operating activities:
Loss (gain) on extinguishment of debt	3,418,175	(7,122,818)	—
Amortization of discount and deferred financing costs on debt	6,399,193	10,751,564	7,581,595
Accretion on mortgage assets, net	(10,671,126)	(10,939,596)	(11,310,220)
Accrual of extension fees related to Exit Debt	—	336,921	4,308,290
Depreciation and other amortization	1,296,171	2,378,657	3,268,998
Net losses on insured mortgage security dispositions	949,956	645,169	995,412
Equity in earnings from investments	(480,846)	(141,732)	41,882
Recapitalization expenses (non-cash portion)	182,990	1,127,225	—
Amortization of equity compensation	649,250	204,312	110,154
Impairment of mezzanine loan and REO asset	3,135,605	—	—
Impairment of CMBS	15,718,406	14,738,431	70,225,506
Net losses (gains) on derivatives	(15,683,199)	1,949,439	—
Hedging expense	—	999,544	1,101,746
Interest accreted to debt	—	1,266,667	4,553,940
Cumulative effect of adoption of SFAS 142	—	—	9,766,502
(Loss) gain on sale of servicing rights and investment-grade CMBS	—	5,672	(5,105,434)
Changes in assets and liabilities:
Decrease (increase) in receivables and other assets	1,359,892	(3,911,875)	3,644,981
Decrease in payables and accrued expenses	(281,336)	(3,664,999)	(9,726,730)
Decrease in restricted cash and cash equivalents	—	7,961,575	30,252,702
(Purchases) sales of other MBS, net	(65,102)	1,314,484	3,288,094
Net cash provided by operating activities	28,806,982	20,794,038	56,872,395
Cash flows from investing activities:
Proceeds from mortgage security prepayments and dispositions	115,470,957	123,416,778	73,070,231
Proceeds from prepayment of mezzanine loan	2,237,062	1,696,749	—
Proceeds from sale of partnership interest	485,919	—	—
Proceeds from liquidation of derivatives	15,150,000	—	—
Distributions from AIM Limited Partnerships	3,704,461	3,336,528	2,662,014
Receipt of principal payments from insured mortgage securities	935,993	2,884,415	3,823,603
Principal payments on CMBS	—	3,247,664
Proceeds from sale of servicing rights by CMSLP	—	—	8,810,923
Cash (paid) received in excess of income recognized on CMBS	(324,654)	3,323,182	2,919,904
Purchases of investment-grade CMBS by CMSLP	—	—	(10,108,652)
Proceeds from sales of investment-grade CMBS by CMSLP	—	3,316,508	5,659,875
Purchase of CMBS	(1,647,978)	—	—
Net cash provided by investing activities	136,011,760	141,221,824	86,837,898
Cash flows from financing activities:
Principal payments on recourse debt	(339,296,000)	(379,702,338)	(36,239,032)
Principal payments on non-recourse debt	(147,619,660)	(137,820,471)	(76,828,305)
Proceeds from issuance of recourse debt	62,935,000	352,526,000	—
Proceeds from issuance of non-recourse debt	289,817,385	—	—
Payment of debt issuance costs	(1,141,395)	(6,402,445)	—
Payment of debt extinguishment fee	(1,000,000)	—	—
Payment of dividends on preferred shares	(6,171,686)	(12,186,376)	—
Proceeds from the issuance of common stock, net	1,034,535	14,209,904	43,431
Redemption of preferred stock	(18,310,100)	—	(18,733,912)
Proceeds from the issuance of preferred stock, net	14,627,296	—	—
Common stock repurchased	(319,558)	(192,527)	—
Net cash used in financing activities	(145,444,183)	(169,568,253)	(131,757,818)
Net increase (decrease) in cash and cash equivalents	19,374,559	(7,552,391)	11,952,475
Cash and cash equivalents, beginning of year	21,698,957	29,251,348	17,298,873
Cash and cash equivalents, end of year	$41,073,516	$21,698,957	$29,251,348

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

REIT Status/Net Operating Loss for Tax Purposes

REIT Status.   We have elected to qualify as a REIT for tax purposes under sections 856-860 of the Internal Revenue Code. We are required to meet income, asset, ownership and distribution tests to maintain our REIT status. Although there can be no assurance, we believe that we have satisfied the REIT requirements for all years through and including 2004. There can also be no assurance that we will maintain our REIT status for 2005 or subsequent years. If we fail to maintain our REIT status for any taxable year, we will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years. Depending on the amount of any such federal and state income tax, we may have insufficient funds to pay any such tax and also may be unable to comply with some or all of our obligations, including our recourse debt.

Net Operating Loss for Tax Purposes/Trader Election.   For tax purposes, we have elected to be classified as a trader in securities. We trade in both short and longer duration fixed income securities, including CMBS, residential mortgage-backed securities and agency debt securities (such securities traded and all other securities of the type described constituting the “Trading Assets” to the extent owned by us or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary). Such Trading Assets are classified as Other MBS on our consolidated balance sheet.

As a result of our election in 2000 to be taxed as a trader, we recognized a mark-to-market tax loss on our Trading Assets on January 1, 2000 of approximately $478 million (the January 2000 Loss). Such loss was recognized evenly for tax purposes over four years beginning with the year 2000 and ending in 2003. Such loss was ordinary, which allowed us to offset our ordinary income.

We generated net taxable income (net operating loss) of approximately $10.3 million and ($84.0) million during the years ended December 31, 2004 and 2003, respectively. We utilized a portion of our net operating loss (NOL) carryforward to reduce our 2004 taxable income to common shareholders to zero and, accordingly, our REIT distribution requirement was eliminated for 2004. As of December 31, 2004,

CRIIMI MAE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our accumulated and unused net operating loss (or NOL) was $297.5 million. Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused net operating losses cannot be carried back because we are a REIT.

There can be no assurance that our position with respect to our election as a trader in securities will not be challenged by the Internal Revenue Service (IRS) and, if challenged, will be defended successfully by us. As such, there is a risk that the January 2000 Loss will be limited or disallowed, resulting in higher tax basis income and a corresponding increase in REIT distribution requirements. It is possible that the amount of any under-distribution for a taxable year could be corrected with a “deficiency dividend” as defined in Section 860 of the Internal Revenue Code; however, interest may also be due to the IRS on the amount of this under-distribution.

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

Our future use of NOLs for tax purposes could be substantially limited in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code. As a result of these limitations imposed by Section 382 of the Internal Revenue Code, in the event of an ownership change, our ability to use our NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards cannot be fully utilized under these limitations within the carryforward periods, the NOL carryforwards would expire unutilized. Accordingly, after any ownership change, our ability to use our NOLs to reduce or offset taxable income would be substantially limited or not available under Section 382. In general, a company reaches the “ownership change” threshold if the “5% shareholders” increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of the company’s capital stock. If an “ownership change” occurs under Section 382 of the Internal Revenue Code, our prospective use of our accumulated and unused NOL will be limited. We are not aware of any other acquisition of shares of our capital stock that has created an “ownership change” under Section 382. We have adopted a shareholder rights plan and amended our charter to minimize the chance of an ownership change within the meaning of Section 382 of the Internal Revenue Code; however there can be no assurance that an ownership change will not occur.

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

To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and

CRIIMI MAE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

such requirement, the 25% Requirement). According to the most recent SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests. In accordance with the most recent SEC staff interpretations, we believe that all of our subordinated CMBS constitute Other Real Estate Interests and that certain of our subordinated CMBS also constitute Qualifying Interests. On certain of our subordinated CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans. Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related subordinated CMBS constitute Qualifying Interests. As of December 31, 2004, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement. If the SEC or its staff were to take a different position with respect to whether such subordinated CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on us.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements are prepared on the accrual basis of accounting in accordance  with accounting principles generally accepted in the United States (or GAAP). All intercompany accounts and transactions have been eliminated in consolidation. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect

CRIIMI MAE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

Other Cash and Cash Equivalents and Servicing Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market accounts.

Transfer of Financial Assets

We have transferred assets (mortgages and mortgage securities) in securitization transactions where the transferred assets become the sole source of repayment for newly issued debt. These transfers of financial assets were accounted for in accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and with its amendment SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.”  The transfer is treated as a sale when both legal and control rights to a financial asset are transferred. Transfers are assessed on an individual component basis. In a securitization, the cost basis of the original assets transferred is allocated to each of the new financial components based upon the relative fair value of the new financial components. For components where sale treatment is achieved, a gain or loss is recognized for the difference between that component’s allocated cost basis and fair value. For components where sale treatment is not achieved, an asset is recorded representing the allocated cost basis of the new financial components retained and the related incurrence of debt is also recorded. In transactions where none of the components are sold, we recognize the incurrence of debt and the character of the collateralizing assets remains unchanged.

Income Recognition and Carrying Basis

CMBS

We recognize income on our CMBS in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. Under EITF 99-20, we calculate a revised yield based on the current amortized cost of the investment and the revised future cash flows when there has been a change in estimated future cash flows from the cash flows previously projected (generally due to credit losses and/or prepayment speeds). This revised yield is applied prospectively to recognize interest income. We classify our CMBS as “available for sale” in accordance with Statement of Financial Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and carry them at fair market value with temporary changes in fair value recorded as a component of shareholders’ equity.

Insured Mortgage Securities

Our insured mortgage securities are classified as “available for sale.”  As a result, we carry our insured mortgage securities at fair value and temporary changes in fair value are recorded as a component of shareholders’ equity. Insured mortgage securities income consists of amortization of the discount or

CRIIMI MAE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Impairment

CMBS

We assess each CMBS for other than temporary impairment when the fair market value of the asset declines below amortized cost and when one of the following conditions also exists: (1) our revised projected cash flows related to the CMBS and the CMBS’s current cost basis result in a decrease in the yield compared to what was previously used to recognize income, or (2) fair value has been below amortized cost for a significant period of time and we conclude that we no longer have the ability or intent to hold the security for the period that fair value is expected to be below amortized cost through the period of time we expect the value to recover to amortized cost. A decrease in yield would be primarily a result of the credit quality of the security declining and a determination that the current estimate of expected future credit losses exceeds credit losses as originally projected or that expected credit losses will occur sooner than originally projected. The amount of impairment loss is measured by comparing the fair value, based on available market information and certain third party information and management’s estimates, of CMBS to its current amortized cost basis; the difference is recognized as a loss in the consolidated income statement. We assess current economic events and conditions that impact the value of our CMBS and the underlying real estate in making judgments as to whether or not other than temporary impairment has occurred. During the years ended December 31, 2004, 2003 and 2002, we recognized impairment charges of $15.7 million, $14.7 million and $70.2 million on our CMBS, respectively. See Note 4 for further discussion of the impairment charges.

Insured Mortgage Securities

We assess each insured mortgage security for other than temporary impairment when the fair market value of the asset declines below amortized cost for a significant period of time and we conclude that we no longer have the ability to hold the security through the market downturn. The amount of impairment loss is measured by comparing the fair value of an insured mortgage security to its current amortized cost basis, with the difference recognized as a loss in the consolidated statements of income.

Real Estate Owned

We reviewed our real estate owned (REO) for impairment whenever events or changes in circumstances indicated that the cost basis of such assets may not be recoverable. If the carrying value of the real estate owned was greater than the projected undiscounted net cash flows from the real estate, an impairment loss was recognized. Impairment losses were calculated as the difference between the real estate’s carrying value and its estimated fair value. During the year ended December 31, 2004, we recognized impairment charges of $2.6 million related to a shopping center that we accounted for as REO. In October 2004, the shopping center was sold at foreclosure. See further discussion in Note 6.

Receivables

Receivables primarily consist of interest and principal receivables.

CRIIMI MAE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Assets

Other assets primarily include CRIIMI MAE Services Limited Partnership’s (CMSLP), a wholly-owned subsidiary, other assets (as discussed below), deferred financing costs, deferred costs, investment in mezzanine loans, and at December 31, 2003, the fair value of derivative financial instruments. Deferred financing costs are costs incurred in connection with the establishment of our financing facilities and are amortized using the effective interest method over the terms of the borrowings.

Servicing Other Assets and Servicing Liabilities

At December 31, 2004 and 2003, the following comprised servicing other assets and servicing liabilities:

	2004	2003
	(in thousands)
Receivables and other assets	$6,109	$3,293
Investment in interest-only certificates and CMBS	1,111	1,579
AIM Limited Partnerships’ sub-advisory contracts	50	162
Other, including fixed assets	848	931
Total servicing other assets	$8,118	$5,965
Accounts payable	$991	$1,832

Servicing Revenue and Servicing Amortization, Depreciation and Impairment

Servicing revenue represents revenue earned by CMSLP, which primarily consists of mortgage servicing fees, assumption fees, other ancillary servicing fees, interest income, and, to a lesser extent, sub-advisory fees from the AIM Limited Partnerships as discussed in Note 15. Servicing amortization, depreciation and impairment expenses include CMSLP’s amortization of sub-advisory fees, impairment on mortgage servicing rights, impairment on sub-advisory contracts and depreciation and amortization of fixed and other assets.

For the years ended December 31, 2004, 2003 and 2002, the following comprised servicing revenue and servicing expenses:

	2004	2003	2002
	(in thousands)
Mortgage servicing fees	$4,298	$5,398	$5,463
Assumption fees and other servicing income	5,045	3,472	4,312
Interest income	214	264	694
AIM Limited Partnerships’ sub-advisory fees	86	349	517
Total servicing revenue(1)	$9,643	$9,483	$10,986
Amortization of sub-advisory fees and mortgage servicing rights	$65	$405	$690
Depreciation and amortization of fixed and other assets	670	881	1,073
Impairment on AIM Limited Partnerships’ sub-advisory contracts, mortgage servicing rights and CMBS	133	525	410
Total servicing amortization, depreciation and impairment	$868	$1,811	$2,173

(1)          Excludes gain on sales of servicing rights and investment-grade CMBS of $5,000 and $241,000 for 2003 and 2002, respectively.

CRIIMI MAE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Discounts on Debt

Discounts incurred in connection with the issuance of debt are amortized using the effective interest method over the projected term of the related debt and are included as a component of interest expense. In addition, as discussed in Note 6, prior to January 2003 there were significant extension fees payable accrued under the terms of certain debt. We had estimated the amounts of these extension fees and were amortizing the fees using the effective interest method over the term of the related debt. However, these accrued extension fees were reversed into income in January 2003 (as they were no longer payable) due to the repayment of such debt.

Derivative Instruments and Hedging Activities

Derivative instruments are recorded on the balance sheet as either an asset or liability measured at fair value. Changes in the derivative’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative is not designated as a hedge, changes in the fair value, as well as the impact of any cash payments made or received, are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of changes in fair value are recognized in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Any ineffective portion of such hedges are recognized in earnings immediately.

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income, or loss, available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents,  which could include stock options, warrants, unvested restricted stock, unvested restrictive stock units (RSUs) and certain series of convertible preferred stock were exercised or converted into common stock where such exercise or conversion would result in a lower EPS amount. We present both basic and diluted EPS. See Note 12 for a reconciliation of basic EPS to diluted EPS.

Income Taxes

We have elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code for the 2004,  2003 and 2002 tax years. We are required to meet income, asset, ownership and distribution tests to maintain our REIT status for federal and state tax purposes. We will monitor and minimize the levels of non-qualifying income in order to meet REIT qualification criteria. See Note 1 for additional discussion.

Excess inclusion income generally results from our prior resecuritization of mortgage securities in our portfolio. A shareholder’s allocable share of excess inclusion represents the minimum taxable income reportable by the shareholder for that year; it may not be offset by a NOL and may represent unrelated business taxable income for some shareholders. During the years ended December 31, 2004, 2003 and 2002, no excess inclusion was distributed.

We, and two of our subsidiaries incorporated in 2001, jointly elected to treat such two subsidiaries as taxable REIT subsidiaries (TRS) effective January 1, 2001. These subsidiaries allow us to earn non-qualifying REIT income while maintaining our REIT status. The partnership interests  of CMSLP are held by these two subsidiaries. Our TRS are separate taxable entities that cannot use our NOL carryforward to reduce their taxable income. Thus, we will recognize income tax expense to the extent these subsidiaries are subject to income taxes.

Cash Flow

The following is the supplemental cash flow information for the years 2004, 2003 and 2002:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Cash paid for interest	$44,659	$61,378	$72,489
Cash paid (received) for income taxes, net of refunds	(714)	264	947
Non-cash investing and financing activities:
Restricted stock issued	91	1,088	130
Restricted Stock Units (RSUs)	154	—	—
Preferred stock dividends paid in shares of common stock	—	—	3,445

Comprehensive Income

Comprehensive income includes net earnings as currently reported (before dividends paid or accrued on preferred shares) adjusted for other comprehensive income. Other comprehensive income consists of (a) changes in unrealized gains and losses related to our CMBS, insured mortgage securities and derivatives which were disposed of, liquidated or impaired during the period with the resulting gain or loss reflected in net earnings (reclassification adjustments), (b) the change in the unrealized gain or loss related to those investments that were not disposed of or impaired during the period, and (c) certain changes in the fair value of our derivative financial instruments accounted for under SFAS No. 133. The table below details other comprehensive income for the periods presented:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Net income (loss) before dividends paid or accrued on preferred shares	$22,879	$2,895	$(56,125)
Reclassification adjustment for (gains) losses from dispositions included in net income	(91)	(1,571)	1,830
Reclassification adjustment for impairment losses recognized on CMBS included in net income	—	—	(407)
Reclassification adjustment for gains on liquidation of derivative	(4,726)	—	—
Adjustments to unrealized holding gains (losses) on CMBS and insured mortgage securities arising during the period	126,706	(14,681)	107,747
Adjustments to unrealized gains (losses) on derivative financial instruments	—	5,713	(604)
Comprehensive income (loss)	$144,768	$(7,644)	$52,441

The following table summarizes our accumulated other comprehensive income:

	December 31,	December 31,
	2004	2003
	(in thousands)
Unrealized gains on mortgage assets	$213,472	$86,857
Unrealized gains on derivative financial instruments	—	4,726
Accumulated other comprehensive income	$213,472	$91,583

We account for our stock-based compensation arrangements in accordance with the intrinsic value method as defined by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which was effective January 1, 2003 for us, requires certain disclosures related to our stock-based compensation arrangements. The following table presents the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to our stock-based compensation (in thousands, except per share amounts):

	2004	2003	2002
	(in thousands)
Net income (loss) to common shareholders	$16,707	$(4,111)	$(65,462)
Add: Stock-based compensation expense included in reported net income (loss)	649	752	110
Less: Stock-based compensation expense determined under the fair value based method for all awards	(861)	(1,182)	(1,124)
Pro forma net income (loss) to common shareholders	$16,495	$(4,541)	$(66,476)
Earnings (loss) per share:
Basic—as reported	$1.08	$(0.27)	$(4.77)
Diluted—as reported	$1.06	$(0.27)	$(4.77)
Basic—pro forma	$1.07	$(0.30)	$(4.85)
Diluted—pro forma	$1.05	$(0.30)	$(4.85)

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation (or FIN) No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. According to FIN No. 46R issued in December 2003, the Interpretation applies at the end of the first reporting period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 had no effect on our financial position or results of operations.

On December 16, 2004, the FASB issued SFAS No. 123R, ‘‘Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123R is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123R. SFAS No. 123R is effective for us on July 1, 2005. We have not yet determined the impact of SFAS No. 123R.

Adjustment for Initial Preferred Stock Issuance Costs

At the July 31, 2003 Emerging Issues Task Force meeting, the SEC Observer clarified the application of Topic D-42 related to preferred stock issuance costs. According to the clarification, all preferred stock issuance costs, regardless of where in the stockholders’ equity section the costs were initially recorded, should be charged to income available to common shareholders for the purpose of calculating earnings per share at the time the preferred stock is redeemed. The SEC Observer indicated that preferred stock issuance costs not previously charged to income available to common shareholders should be reflected retroactively in the consolidated financial statements for reporting periods ending after September 15, 2003 by restating the consolidated financial statements of prior periods on an as filed basis.

As the result of this guidance, we charged to income available to common shareholders approximately $1.2 million in preferred stock offering costs during the year ended December 31, 2002 related to our Series E preferred stock redeemed in March 2002. The following is a summary of the effect of this change in accounting principle on our Consolidated Statements of Income and Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income during the year ended December 31, 2002:

	As reported	Adjustment	Adjusted
Dividends paid or accrued on preferred shares	$(8,122,791)	$(1,214,227)	$(9,337,018)
Net loss to common shareholders	(64,247,814)	(1,214,227)	(65,462,041)
Earnings (loss) per common share:
Basic and diluted—before cumulative effect of change in accounting principle	(3.97)	(0.09)	(4.06)
Basic and diluted—after cumulative effect of change in accounting principle	(4.69)	(0.08)	(4.77)
Additional paid-in capital	619,197,711	1,214,227	620,411,938
Accumulated deficit	(429,812,858)	(1,214,227)	(431,027,085)

All applicable 2002 disclosures have been adjusted to reflect this change in accounting principle.

Change in Accounting Principle due to Adoption of SFAS No. 142

In 2001, the Financial Accounting Standards Board (or FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142, among other things, prohibits the amortization of existing goodwill and certain types of other intangible assets and establishes a new method of testing goodwill for impairment. Under SFAS No. 142, the method for testing goodwill for impairment occurs at the reporting segment level (as defined in SFAS No. 142) and is performed using a fair value based approach. SFAS No. 142 was effective on January 1, 2002. The transition provisions of SFAS No. 142 required us to reclassify $8.4 million of intangible assets related to the merger in 1995, to goodwill. When combined with the current goodwill of $1.4 million, this resulted in $9.8 million of goodwill on our books. Effective upon adoption on January 1, 2002, we wrote off this goodwill and recorded a resulting impairment charge of approximately $9.8 million for this change in accounting principle. The goodwill relates to the Portfolio Investment segment (as defined in Note 18). The fair value of the segment was determined using a market capitalization approach and the impairment was primarily a result of the significant decrease in our common stock price since our merger in 1995. This change in accounting principle reduces our annual amortization expense by approximately $2.8 million through June 2005.

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

	As of December 31, 2004				As of December 31, 2003
	Amortized Cost		Fair Value		Amortized Cost		Fair Value
	(in thousands)
ASSETS:
CMBS(1)	$747,222		$960,656		$750,287		$837,002
Insured mortgage securities(1)	37,766		37,783		147,342		147,498
Other MBS(1)	4,161		4,059		3,994		3,900
Receivables and other assets	See footnote	(2)	See footnote	(2)	See footnote	(2)	See footnote	(2)
Cash and cash equivalents	41,074		41,074		21,699		21,699
Derivative net asset(1)	—		—		38		3,438
LIABILITIES:
Recourse debt:
Secured by pledge of CMBS	42,415		42,415		296,250		296,250
Senior subordinated secured note	31,267		33,831		31,267		33,950
Secured by insured mortgage securities	—		—		22,526		22,526
Non-Recourse Debt:
Secured by pledge of CMBS	526,839		625,752		288,979		325,321
Secured by pledge of insured mortgage securities	29,485		29,485		119,238		122,791
Secured by REO Asset	—		—		7,332		7,364
Derivative net liability(1)	—		689		—		—

(1)          Recorded at fair value in the accompanying consolidated balance sheets.

(2)          CMSLP owned CMBS and interest-only strips with an aggregate amortized cost basis of approximately $1.1 million and $1.5 million and a fair value of approximately $1.1 million and $1.6 million as of December 31, 2004 and December 31, 2003, respectively. The cost basis of all other receivables and other assets approximates fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CMBS

Our determination of fair values for our CMBS portfolio is a subjective process. The process begins with the compilation and evaluation of pricing information (such as spreads to U.S. Treasury securities or yields) that, in our view, is commensurate with the market’s perception of value and risk of our assets and comparable assets. We use a variety of sources to compile such pricing information including:  (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS or to the CMBS (or collateral) underlying our CMBS issued in connection with CBO-1 and CBO-2), (ii) communications with dealers, lenders, and active CMBS investors and/or advisors regarding the pricing and valuation of our securities and comparable securities, (iii) institutionally available research reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market’s perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of underlying commercial mortgage loans. We make further adjustments to such pricing information based on our specific knowledge of our CMBS, including cash flow and characteristics of the particular CMBS, and the impact of relevant events, which is then used to determine the fair value of our CMBS using a discounted cash flow approach. Expected future gross cash flows are discounted at assumed market yields for our CMBS rated AAA through generally B+, depending on the rating. The fair value for those CMBS, or portion thereof, expected to incur principal losses and interest shortfalls (i.e., generally B– rated bonds through our unrated/issuer’s equity) based on our overall expected loss estimate are valued using a discounted cash flow approach applied to loss adjusted cash flows and a yield to maturity that, in our view, is commensurate with the market’s perception of the value and risk of comparable securities. Such anticipated principal losses and interest shortfalls, as well as the timing and amount of potential recoveries of such shortfalls, are critical estimates and have been taken into consideration in the calculation of fair values and yields to maturity used to recognize interest income. We have disclosed the range of discount rates by rating category used in determining the fair values as of December 31, 2004 in Note 4.

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

Insured Mortgage Securities

We calculated the estimated fair value of the insured mortgage securities portfolio, using discounted cash flow and other methodologies and assumptions that, in our view, are commensurate with market practice. Among other factors, we examined the type and strength of mortgage prepayment lockout provisions within the context of the current interest rate environment in determining the most appropriate valuation approach. We used a variety of sources to determine elements of fair value including discount and credit spreads published in institutionally available research reports, communications and discussions with other market professionals, and information obtained from participation in recent transactions.

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Debt

The carrying amount of our variable rate debt approximates fair value because the current rate on the debt resets monthly based on market rates. The fair value of our non-recourse debt secured by pledge of CMBS is estimated using a discounted cash flow methodology similar for CMBS described above. The discount rate used to estimate the fair value of the BREF Debt was determined after considering the BREF Debt’s relative position in our capital structure in relation to our other capital as well as other features of the instrument. The fair value of the non-recourse debt secured by the REO asset was estimated based on the fair value of the underlying asset at December 31, 2003.

Derivative Net Asset (Liability)

The fair value of our interest rate swaps is the estimated amount that we would have realized if we would have terminated the agreements as of December 31, 2004 and December 31, 2003, taking into account current interest rates, information obtained from the counterparties, and the current creditworthiness of the counterparties.

4.   CMBS

As of December 31, 2004, our assets include CMBS with an aggregate face amount of approximately $1.4 billion rated from AAA to D and unrated. Certain of the CMBS assets relate to securitization transactions in which we did not surrender control of the assets and thus the assets and the associated non-recourse debt are reflected in the consolidated balance sheet. Accordingly, the interest income from such assets and interest expense from the associated non-recourse debt are also reflected in the consolidated statements of income. However, cash flows from such assets are all required to service the debt and therefore we currently receive no cash flows from those assets.  Substantially all of our CMBS portfolio represents investments in securities issued in connection with CRIIMI MAE Trust 1 Series 1996-C1 (or CBO-1) and CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2). The following is a summary of our CMBS as of December 31, 2004:

	Fair Value	Amortized Cost	% of Total Fair Value of CMBS
	(in millions)
CMBS Pledged to Secure Non-Recourse Debt	$625.8	$479.6	65%
Retained CMBS Portfolio	334.9	267.6	35%
Total CMBS Portfolio	$960.7	$747.2	100%

The aggregate investment by the Standard & Poor’s Rating Services (S&P) rating of the CMBS is as follows:

Security Rating	Face Amount as of 12/31/04	Weighted Average Pay Rate as of 12/31/04		Loss Adjusted Weighted Average Life as of 12/31/04(1)	Fair Value as of 12/31/04(7)	Discount Rate or Range of Discount Rates Used to Calculate Fair Value as of 12/31/04		Amortized Cost as of 12/31/04(5)(6)
	(in millions)				(in millions)			(in millions)
CMBS Pledged To Secure Non-Recourse Debt
AAA(3)	$325.2	7.0%		6 years	$352.7	3.8 - 5.5%		$290.8
BBB–(4)	260.0	7.0%		9 years	273.1	6.1 - 6.4%		188.8
Total CMBS Pledged to Secure Non-Recourse Debt	585.2	7.0%		8 years	625.8			479.6
Retained CMBS Portfolio
CMBS Pledged to Secure Recourse Debt
BBB–(4)	59.0	7.0%		9 years	62.0	6.1 - 6.4%		42.8
BB+	70.9	7.0%		12 years	68.0	7.6%		48.3
B–	2.5	6.8%		9 years	1.6	15.1%		1.6
	132.4				131.6			92.7
CMBS
BB	35.5	7.0%		12 years	31.0	8.9%		21.6
B+	88.6	7.0%		14 years	56.4	13.5%		47.8
B–(2)	189.2	8.9%		20 years	86.3	15.0 - 15.8	%(8)	78.4
CCC(2)	70.9	0.0%		—	—	—		—
D(2)(9)	106.3	N/M		23 years	14.2	15.0	%(8)	13.3
Unrated/Issuer’s Equity(2)	142.1	N/M		0.9 year	15.4	15.0	%(8)	13.8
	632.6				203.3			174.9
Total Retained CMBS Portfolio	765.0	4.5	%(2)	14 years	334.9			267.6
Total CMBS	$1,350.2	5.6%		10 years	$960.7			$747.2

(1)             The loss adjusted weighted average life was weighted using fair values as of December 31, 2004 and represents the weighted average expected life of the CMBS based on our current estimate of future losses.

(2)             These CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our Retained CMBS Portfolio. Such interest shortfalls will continue to accumulate until they are repaid through either excess interest and/or recoveries on the underlying CMBS or a re-characterization of principal cash flows, in which case they may be realized as a loss of principal on the Retained CMBS Portfolio. Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of December 31, 2004. The weighted average pay rate as of December 31, 2004 reflects an annualization of cash received as of year end based on the face amount outstanding. This weighted average pay rate will likely change on a periodic basis due to the volatility of interest cash flows, certain reasons of which are described herein. The unrated/issuer’s equity CMBS from CBO-1 and CBO-2 currently do not have a stated coupon rate since these securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority. As a result, effective coupon rates on these securities are highly sensitive to the monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-1 and CBO-2. Additionally, certain weighted average pay rates are not meaningful (N/M) due to the infrequent, volatile cash flows associated with such bonds.

(3)             In connection with CBO-2, $328.4 million (currently AAA rated) face amount of CMBS were sold with call options and $345 million (currently AAA rated) face amount were sold without call options. Since we retained call options on certain sold CMBS, we did not surrender control of these CMBS pursuant to applicable accounting requirements, and thus these CMBS are accounted for as a financing and are reflected as “CMBS Pledged to Secure Non-Recourse Debt”

on the consolidated balance sheet. See Note 6 to the consolidated financial statements for a discussion of the non-recourse debt issued in connection with this securitization transaction.

(4)             On June 30 2004, we issued a senior interest certificate with a face amount of $260.0 million in our $319.0 million (currently BBB– rated) CMBS and retained an option to repurchase the senior interest certificate, after five years, at a fixed spread over applicable swap rates. Since we retained a repurchase option, we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 140, and thus these CMBS and the associated non-recourse debt are reflected on the consolidated balance sheet. For presentation purposes, approximately 81.5% of the (currently BBB– rated) CMBS asset-related information is reflected in “CMBS Pledged to Secure Non-Recourse Debt” and the remaining 18.5% of the (currently BBB– rated) asset-related information is reflected in “Retained CMBS Portfolio — CMBS Pledged to Secure Recourse Debt”.  See Note 6 to our notes to consolidated financial statements for a discussion of the non-recourse debt issued in connection with this securitization transaction.

(5)             Amortized cost reflects approximately $15.7 million of impairment charges related to our CMBS, which was recognized during 2004. These impairment charges are in addition to the cumulative impairment charges of approximately $263.1 million that were recognized through December 31, 2003.

(6)             See Note 8 to our notes to consolidated financial statements for information regarding certain tax information related to our CMBS.

(7)             As of December 31, 2004, the aggregate fair values of the CBO-1, CBO-2, Nomura and MSC 1997-WF1 bonds were approximately $13.8 million, $939.2 million, $6.1 million and $1.6 million, respectively.

(8)             As a result of the estimated loss of principal on these CMBS, or a portion thereof, the fair values and discount rates of these CMBS are based on a loss adjusted yield to maturity. The fair values of the B–, CCC, D rated and the unrated/issuer’s equity were derived primarily from interest cash flow and/or recoveries of prior interest shortfalls anticipated to be received since our current loss expectation assumes that the full principal amount of these securities will not be recovered. See also “Advance Limitations, Appraisal Reductions and Losses on CMBS” below.

(9)             Although the principal balance of the D rated bond in CBO-2 is expected to be outstanding for approximately 23 years, it is not anticipated that any principal will be collected. Cash receipts from this bond are not received on a regular basis and, when and if received, are expected to be only in the form of recoveries of prior interest shortfalls to the extent interest shortfalls are claimed by any CBO-2 CMBS or other REMIC higher in priority.

Mortgage Loan Pool

We have $13.2 billion and $15.3 billion of seasoned commercial mortgage loans underlying our CMBS portfolio as of December 31, 2004 and 2003, respectively.  As of December 31, 2004, the commercial mortgage loans are secured by properties of the types and in the geographic locations identified below:

Property Type	12/31/04 Percentage(1)
Retail	30%
Multifamily	25%
Hotel	16%
Office	14%
Other	15%
Total	100%

Geographic Location	12/31/04 Percentage(1)
California	16%
Texas	12%
Florida	7%
Pennsylvania	6%
Other(2)	59%
Total	100%

(1)          Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)          No other individual state makes up more than 5% of the total.

Specially Serviced Mortgage Loans

Our servicing subsidiary, CMSLP, performs special servicing on substantially all of the loans underlying our CMBS portfolio. A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans. When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures. As special servicer, CMSLP earns fee income on services provided in connection with any loan servicing function transferred to it from the master servicer. The actions undertaken by CMSLP with respect to each loan are governed by the servicing standard and the pooling and servicing agreement (PSA) for each pool which generally requires CMSLP to operate in the best interest of all of the certificateholders which may not necessarily be in the best interest of CRIIMI MAE. Because CRIIMI MAE owns the first loss, unrated or lowest rated bond of virtually all of the CMBS transactions underlying our CMBS, CRIIMI MAE retains certain additional rights with respect to each specially serviced loan which rights are also set forth in the applicable PSA. As discussed below, although CMSLP is not currently the special servicer on a group of healthcare and senior housing mortgage loans, such loans have been included in the total specially serviced loans as of December 31, 2004 due to the anticipated transfer of special servicing rights and obligations related to such loans.

As of December 31, 2004 and December 31, 2003, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

	12/31/04	12/31/03
	(in millions)
Specially serviced loans due to monetary default(1)(2)(3)	$779.1	$963.8
Specially serviced loans due to covenant default/other(3)	41.4	58.2
Total specially serviced loans	$820.5	$1,022.0
Percentage of total mortgage loans	6.2%	6.7%

(1)          Includes $208.6 million and $163.8 million, respectively, of real estate owned by the underlying securitization trusts. See the table below regarding property type concentrations for further information on real estate owned by underlying trusts. Also includes loans transferred into special servicing for “imminent default” but where monetary default may not yet actually have occurred.

(2)          As discussed below, we continue to classify the $135.1 million in Shilo Inn loans as specially serviced.

(3)          As of December 31, 2004, our ownership interest in one of our CMBS transactions underlying CBO-2 includes CMBS in which our exposure to losses arising from certain healthcare and senior housing mortgage loans is limited to the extent of losses in excess of other subordinated CMBS (referred to herein as the Subordinated Healthcare/Senior-Housing CMBS). These Subordinated Healthcare/Senior Housing CMBS are not owned by us and are subordinate to our CMBS in this transaction. As a result, the value of our CMBS will be affected if interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans are in excess of the principal balance of such Subordinated Healthcare/Senior-Housing CMBS. We currently estimate that the interest shortfalls and/or realized losses on such healthcare and senior housing mortgage loans will exceed the outstanding principal balance of Subordinated Healthcare/Senior Housing CMBS. The principal balance of the Subordinated Healthcare/Senior Housing CMBS as of December 31, 2004 is approximately $3.4 million. As of December 31, 2004, the scheduled principal balance of healthcare and senior housing mortgage loans underlying the Subordinated Healthcare/Senior Housing CMBS that are included in our total specially serviced loan balance is approximately $72.0 million, $53.1 million of which is included in monetary default and $18.9 million of which is included in covenant default.

The specially serviced mortgage loans as of December 31, 2004 were secured by properties of the types and located in the states identified below:

Property Type	$ (in millions)		Percentage
Hotel	$375.7	(1)(2)	46%
Retail	145.3	(1)	18%
Healthcare	141.2		17%
Multifamily	81.0		10%
Office	52.1		6%
Industrial	20.4		2%
Other	4.8		1%
Total	$820.5		100%

Geographic Location	$ (in millions)	Percentage
Florida	$132.6	16%
Texas	85.5	10%
Oregon	80.1	10%
North Carolina	47.2	6%
California	44.5	5%
Other	430.6	53%
Total	$820.5	100%

(1)          Approximately $97.6 million and $46.1 million, respectively, of these loans in special servicing are real estate owned by the underlying securitization trusts.

(2)          See below for a discussion related to the Shilo Inn loans.

The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2003 to December 31, 2004:

(in millions)
Specially Serviced Loans at December 31, 2003	$1,022.0
Transfers out of special servicing	(543.1)
Transfers in due to monetary default(1)	216.9
Transfers in due to covenant default and other(1)	120.2
Other(2)	20.5
Loan amortization(3)	(16.0)
Specially Serviced Loans at December 31, 2004	$820.5

(1)          Although CMSLP is not currently the special servicer on a group of healthcare and senior housing mortgage loans, such loans have been included in the total specially serviced loans as of December 31, 2004 due to the anticipated transfer of special servicing rights and obligations related to such loans. Accordingly, transfers in due to monetary default and transfers in due to covenant default and other include $53.1 million and $18.9 million, respectively, for the year ended December 31, 2004.

(2)          Represents the adjustment of the underlying trusts for the aggregate amount of the Shilo Inn’s advance notes created as a result of the amendment of each trust’s respective PSA.

(3)          Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by master servicers.

As of December 31, 2004, the most significant borrowing relationship with respect to unpaid principal balance in our specially serviced portfolio, the Shilo Inn loans, consisted of 23 loans totaling an aggregate principal balance of $135.1 million spread across three CMBS transactions and secured by 23 hotel properties in the West and Pacific Northwestern states. The special purpose borrowing entities had filed for bankruptcy protection in February 2002 and CMSLP, as special servicer for the related securitization trusts, entered into comprehensive loan modifications in March 2003. In April 2004, the related PSAs were amended to clarify the manner by which the master servicers could recoup their outstanding liquidity and property protection advances. All outstanding master servicer advances have since been repaid.

In September 2004, after the bankruptcy court had disallowed approximately $1.6 million of the securitization trusts’ request for reimbursement of legal and other professional fees and expenses and the outstanding principal balance of the loans were adjusted pro-rata as of September 30, 2004. Although the borrowers have made monthly principal and interest payments under the loan modifications through March 2005, we continue to classify the Shilo Inn loans as specially serviced loans due to the fact that the borrowers have continued to indicate to us that, based on the operations of the properties, they may not have the wherewithal to continue making their mortgage loan payments. We are exploring alternatives to fully resolve these specially serviced loans in the best interests of the securitization trusts’ certificateholders, including a possible sale of one or more of these mortgage loans.

Distributions on our Retained CMBS Portfolio, and the related fair value of the Retained CMBS Portfolio, will continue to be impacted by, among other things, the borrowers’ performance under the terms of the modified loans.

Advance Limitations, Appraisal Reductions and Losses on CMBS

We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions and/or advance limitations specific to certain trusts. An appraisal reduction event can result in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan. As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement. In general, the master servicer can advance up to a maximum of the difference between 90% of the property’s appraised value and the sum of accumulated principal and interest advances and expenses. The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss on our Retained CMBS Portfolio than the calculated appraisal reduction amount. Total appraisal reductions as of December 31, 2004 for the CMBS transactions in which we retain an ownership interest were approximately $40.1 million, $145.6 million and $8.9 million for CBO-1, CBO-2 and Nomura, respectively, for a total of $194.6 million.

Certain CMBS from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives. The following table summarizes the actual realized losses on our CMBS through December 31, 2004 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future real estate losses underlying our CMBS, including real estate losses which may be realized outside of our CMBS ownership:

	CBO-1	CBO-2	Nomura	Total
	(in thousands)
Years 1999 through 2002 actual realized losses	$16,038	$34,597	$801	$51,436
Year 2003 actual realized losses	11,796	57,913	1,920	71,629
Year 2004 actual realized losses	46,116	72,689	13,961	132,766
Cumulative actual realized losses through December 31, 2004	73,950	165,199	16,682	255,831
Expected loss estimates for the year 2005	39,994	192,366	11,653	244,013
Expected loss estimates for the year 2006	3,991	35,919	6,534	46,444
Expected loss estimates for the year 2007	16,169	12,062	4,611	32,842
Expected loss estimates for the year 2008	526	3,683	2,571	6,780
Expected loss estimates for the year 2009	489	5,953	2,094	8,536
Expected loss estimates for the remaining life of CMBS	1,561	25,325	6,399	33,285
Cumulative expected loss estimates (including cumulative actual realized losses) through life of CMBS	$136,680	$440,507	$50,544	$627,731

We increased our overall expected loss estimate related to our subordinated CMBS from approximately $503 million as of December 31, 2002 to $581 million as of December 31, 2003 and then to $628 million as of December 31, 2004, with such total losses occurring or expected to occur through the life of the CMBS portfolio. This revision to the overall expected loss estimate includes changes in the anticipated timing of resolution and disposition of certain specially serviced assets and the impact of increased projected losses due to lower internal estimates of values on properties underlying certain mortgage loans. The primary reasons for lower estimates of value in 2004 and 2003 include changes in the operating performance of certain properties and related markets and changes to workout negotiations and/or strategies. Additionally in 2003, the lower estimates of value were also attributed to the softness in the economy and the lag typically associated with real estate fundamentals, the continued slowdown in travel and, in some cases, over-supply of hotel properties, and a shift in retail activity in some markets. Additionally, our estimates of overall expected losses include estimates of future loss exposure which relate in part to underlying mortgage loans which are performing today, but which we expect may default at some point in the future, at which time we estimate that losses may occur. Such estimates are subject to change as market conditions change. There can be no assurance that our overall expected loss estimate of approximately $628 million, as of December 31, 2004, will not be exceeded as a result of additional or existing adverse events or circumstances.

During the years ended December 31, 2004, 2003 and 2002 we determined that there had been an adverse change in expected future cash flows for certain of our CMBS due primarily to the factors mentioned above. As a result, we determined that these CMBS had been impaired under EITF 99-20. We recorded other than temporary impairment charges on these CMBS through the consolidated statements of income of $15.7 million, $14.7 million and $70.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Yield to Maturity

The following table summarizes yield-to-maturity information relating to our CMBS:

Pool	Anticipated Yield-to-Maturity as of 1/1/04(1)	Current Anticipated Yield-to-Maturity as of 1/1/05(1)
CMBS Pledged to Secure Non-Recourse Debt	9.1%	10.4	%(2)
Retained CMBS Portfolio	13.6%	15.8%
Weighted Average	11.9%	12.3%

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

Key Assumptions in Determining Fair Value

The gross mortgage loan cash flows from each commercial mortgage loan pool and their corresponding distribution to the CMBS may be affected by numerous assumptions and variables including:

(i)             changes in the timing and/or amount of credit losses on the commercial mortgage loans (credit risk), which are a function of:

•       the percentage of mortgage loans that experience a default either during the mortgage term or at maturity (referred to in the industry as a default percentage);

•       the recovery period represented by the time that elapses between the default of a commercial mortgage loan and the subsequent foreclosure and liquidation of the corresponding real estate (a period of time referred to in the industry as a lag); and,

•       the percentage of mortgage loan principal lost as a result of the deficiency in the value of the real estate liquidation proceeds resulting from the foreclosure and sale of the commercial real estate (referred to in the industry as a loss severity);

(ii)    the discount rate used to derive fair value, which is comprised of the following:

•       a benchmark risk-free rate, calculated by using the current, “on-the-run” U.S. Treasury curve and interpolating a comparable risk-free rate based on the weighted-average life of each CMBS; plus,

•       a credit risk premium; plus,

•       a liquidity premium; except,

•       for those CMBS or portion thereof expected to experience principal write-downs over their lives, we use an estimated discount rate that may or may not be based on U.S. Treasury rates that we believe approximates a market rate of return for similar securities.

(iii)  changes in cash flows related to principal losses and interest shortfalls, as well as the timing and amount of potential recoveries of such shortfalls, based on our overall expected loss estimate for our CMBS, the fair value of which is determined using a loss adjusted yield to maturity;

(iv)  the amount and timing of principal and interest advances made by the servicers for distribution to the CMBS; and

(v)    the expected performance of the properties during the specially serviced period.

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

Sensitivity of Fair Value to Changes in Credit Losses

For purposes of this disclosure, we used a market convention for simulating the impact of increased credit losses on CMBS. Generally, the industry uses a combination of an assumed percentage of loan defaults (referred to in the industry as a Constant Default Rate or “CDR”), a lag period and an assumed loss severity. For purposes of this disclosure, we assumed the following loss scenarios, each of which was assumed to begin immediately following December 31, 2004: (i) 3.0% per annum of the commercial mortgage loans were assumed to default and 30% of the then outstanding principal amount of the defaulted commercial mortgage loans were assumed to be lost (referred to in the industry as a 3.0% CDR and 30% loss severity, and referred to herein as the “3%/30% CDR Loss Scenario”), and (ii) 3.0% per annum of each commercial mortgage was assumed to default and 40% of the then outstanding principal amount of each commercial mortgage loan was assumed to be lost (referred to in the industry as a 3.0% CDR and 40% loss severity, and referred to herein as the “3%/40% CDR Loss Scenario”). The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our total CMBS portfolio by approximately $51.7 million (or 5.4%) and $113.7 million (or 11.8%), respectively. The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our Retained CMBS Portfolio (portion BBB- through unrated/issuer’s equity) by approximately $51.0 million (or 15.2%) and $112.7 million (or 33.7%), respectively.

The aggregate amount of credit losses assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario and the actual realized losses through December 31, 2004 totaled approximately $710.4 million and $841.1 million, respectively. These amounts are in comparison to the aggregate amount of anticipated credit losses estimated by us as of December 31, 2004 of approximately $628 million used to calculate GAAP income yields. It should be noted that the amount and timing of the anticipated credit losses assumed by us related to the GAAP income yields are not directly comparable to those assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario.

Sensitivity of Fair Value to Changes in the Discount Rate

The required rate of return used to determine the fair value of our CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium. These variables are combined to determine a total rate that, when used to discount the CMBS’s assumed stream of future cash flows, results in a net present value of such cash flows. The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market’s perception of the issuers and the credit fundamentals of the commercial real estate underlying each pool of commercial mortgage loans. For purposes of this disclosure, we assumed that the discount rate used to determine the fair value of our CMBS increased by 100 basis points and 200 basis points. The increase in the discount rate by 100 and 200 basis points, respectively, would result in a corresponding decline in the value of our total CMBS portfolio by approximately $51.0 million (or 5.3%) and $99.3 million (or 10.3%), respectively, and our Retained CMBS Portfolio by approximately $17.9 million (or 5.3%) and $35.4 million (or 10.6%), respectively.

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

Sensitivity of Fair Value to Extension Risk

For purposes of this disclosure, we assumed that the maturity date of each commercial mortgage loan underlying the CMBS was extended for a period of 12 months and 24 months beyond the contractual maturity date specified in each mortgage loan. The delay in the timing and receipt of such cash flows for an extended period of time consisting of 12 months and 24 months, respectively, would result in a corresponding decline in the value of our total CMBS portfolio by approximately $2.2 million (or 0.2%) and $4.9 million (or 0.4%), respectively, and our Retained CMBS Portfolio by approximately $3.5 million (or 0.8%) and $7.0 million (or 1.5%) respectively.

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

5.   INSURED MORTGAGE SECURITIES

We own the following insured mortgage securities. As of December 31, 2004, 100% of our insured mortgage securities were GNMA mortgage-backed securities.

Date	Number of Mortgage Securities	Fair Value (in thousands)	Amortized Cost(5) (in thousands)	Weighted Average Effective Interest Rate(6)	Weighted Average Remaining Term(6)
December 31, 2004(1)(2)(3)(4)	10	$37,783	$37,766	7.37%	26 years
December 31, 2003	39	$147,498	$147,342	7.67%	23 years

(1)          As discussed in Note 6, we repaid the remaining non-recourse debt secured by a pledge of insured mortgage securities in the first half of 2004. The assets are now pledged to secure amounts borrowed under the Deutsche Bank $95 million secured borrowing facility.

(2)          During the first two months of 2005, three insured mortgages with an aggregate amortized cost of $21.0 million prepaid. The principal proceeds from these prepayments were used to reduce non-recourse debt secured by the pledge on insured mortgage securities.

(3)          None of these mortgage securities are delinquent as of December 31, 2004.

(4)          As of December 31, 2004 and 2003, the tax basis of these mortgage securities was approximately $37.8 million and $147.5 million, respectively.

(5)          All mortgages are collateralized by first or second liens on residential apartment, retirement home, nursing home or townhouse complexes which have diverse geographic locations and at December 31, 2003 are FHA-insured certificates or GNMA mortgage-backed securities and at December 31, 2004 are GNMA mortgage-backed securities only.

(6)          Weighted averages were computed using total face amount of the mortgage securities. It is likely that some of the underlying mortgage loans will prepay. Weighted average lives are one year or less based on our review of remaining prepayment restrictions, lockouts, and prepayment assumptions.

6.   OBLIGATIONS UNDER FINANCING FACILITIES

The following table summarizes our debt outstanding as of December 31, 2004 and 2003.

	December 31, 2004
	Ending Balance	Weighted Average Effective Rate(1)	December 31, 2003 Ending Balance
	(in thousands)		(in thousands)
Recourse to CRIIMI MAE:
Secured by pledge of CMBS	$42,415 (2)	4.2%	$296,250
Senior subordinated secured note	31,267	16.2%	31,267
Secured by pledge of insured mortgage securities(4)	—	—	22,526
Total recourse debt	73,682	9.3%	350,043
Non-Recourse to CRIIMI MAE:
Secured by pledge of CMBS(3)	526,838	8.8%	288,979
Secured by pledge of insured mortgage securities(4)	29,485	2.6%	119,238
Secured by REO asset(5)	—	—	7,332
Total non-recourse debt	556,323	8.5%	415,549
TOTAL DEBT	$630,005	8.6%	$765,592

(1)          The weighted average effective interest rate as of December 31, 2004 includes the amortization of deferred financing costs and amortization of the discount, if applicable.

(2)          CRIIMI MAE has guaranteed 10%, or up to $4.2 million, of the outstanding debt.

(3)          As of December 31, 2004 and 2003, the face amount of the debt was $585.2 million and $328.4 million, respectively, with unamortized discount of $58.4 million and $39.5 million, respectively. The fair value of the collateral securing such debt as of December 31, 2004 and 2003 was $625.8 million and $325.3 million, respectively.

(4)          As of December 31, 2004, the fair value of the collateral securing such debt was $37.8 million and $147.5 million, respectively.

(5)          During October 2004, the underlying collateral was sold at a foreclosure sale and the debt was extinguished.

Our debt maturities as of December 31, 2004 are as follows (in thousands):

2005	$60,770
2006	47,692
2007	54,068
2008	—
2009	—
Thereafter	525,834
	$688,364	(a)

(a)          Payments of principal on the securitized mortgage obligations are required to the extent mortgage principal is received on the related collateral. The projected principal payments on the securitized mortgage obligations are based on the stated terms of the underlying mortgages.

RECOURSE DEBT

Secured by Pledge of CMBS

Deutsche Bank $95 Million Secured Borrowing Facility

Deutsche Bank provided a $95 million secured borrowing facility to one of our subsidiaries, in the form of a repurchase transaction, on June 30, 2004. We used $42 million of this facility towards the repayment of our Bear Stearns Debt. The $42 million advance, which is secured by two of our CMBS (the retained junior interest in our BBB- rated CMBS and our BB+ rated CMBS) which have an aggregate fair value of $130.0 million as of December 31, 2004, bears interest at a per annum rate equal to one-month LIBOR plus 1.25%, payable monthly. The resulting loan-to-value ratio was approximately 32% as of December 31, 2004. Recourse is limited to 10% of the outstanding borrowing amount, or $4.2 million, as of December 31, 2004. CRIIMI MAE Inc. has guaranteed all obligations under the debt. In June 2004, we paid Deutsche Bank $315,000, or 0.75% of the $42 million as a structuring fee. See “Non-Recourse Debt Secured by Pledge of Insured Mortgage Securities - Deutsche Bank $95 million Secured Borrowing Facility” for a description of an additional $29 million outstanding under this facility as of December 31, 2004.

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

Bear Stearns $200 Million Secured Borrowing Facility

We have a $200 million secured borrowing facility, in the form of a repurchase transaction, with Bear Stearns. As of December 31, 2004, the outstanding balance under this facility is $415,000, which bears interest at a rate of one-month LIBOR plus 1.5%. The debt is collateralized by $2.5 million face amount ($1.6 million fair value as of December 31, 2004) of a B- rated CMBS that was purchased in April 2004. This facility may be used for the acquisition of CMBS and for financing certain other transactions involving securities. The securities to be transferred to Bear Stearns in each transaction under this facility will be subject to the approval of Bear Stearns in its sole discretion. The maturity date of each transaction will be determined at the time the transaction is closed and, in each case will be on or before August 14, 2005. If the market value of the collateral declines, we may be required to pay down the debt or post additional collateral. The financing available for subordinated CMBS purchased under this facility ranges from 80% to 15% of the market value of the CMBS. The applicable percentage depends primarily upon the ratings category of the CMBS and, to a lesser extent, upon the number of issuer trusts from which we have purchased CMBS.  As to each CMBS transaction, accrued and unpaid interest will be payable monthly at an annual rate ranging from one-month LIBOR plus 0.8% to one-month LIBOR plus 2% and all unpaid principal and accrued and unpaid interest will be payable at maturity. We have guaranteed the obligations of our subsidiary, CRIIMI MAE Asset Acquisition Corp., under this facility.

Bear Stearns Debt

A unit of Bear Stearns provided us with $300 million in secured financing, in the form of a repurchase transaction, under the January 2003 recapitalization. The Bear Stearns Debt was repaid in full on June 30, 2004, bore interest at a per annum rate equal to one-month LIBOR plus 3%, that was payable monthly, and required quarterly principal payments of $1.25 million through January 2004 and $1.875 million per quarter effective January 23, 2004.

Senior Subordinated Secured Note

BREF Debt

In connection with the January 2003 recapitalization, Brascan Real Estate Finance Fund I L.P. (BREF Fund) purchased $30 million face amount of our subordinated debt (which debt was subsequently assigned to BREF One LLC, Series A (BREF One) in November 2004.)  The BREF Debt matures on January 13, 2006 and bears interest at an annual rate of 15%. The interest on the BREF Debt is payable semi-annually and there are no principal payments until maturity. We have the right to defer two-thirds of the interest on the BREF Debt during its term. On the June 15, 2003 payment date, we deferred two-thirds of the interest or approximately $1.3 million due on that date. This deferred interest was capitalized and treated as additional principal due upon maturity. No subsequent interest payments have been deferred. The BREF Debt is secured by first liens on the equity interests of two of our subsidiaries. Although these liens effectively provide BREF One with an indirect lien on substantially all of our Retained CMBS Portfolio and all of our insured mortgage securities, Deutsche Bank has first direct liens on our retained junior interest in our BBB- rated CMBS, our BB+ rated CMBS and our insured mortgage securities. Pursuant to the Investment Agreement with BREF Investments (as assigned to BREF One), we are also obligated to pay BREF One a quarterly maintenance fee of $434,000 through January 2006.

NON-RECOURSE DEBT

Secured by Pledge of CMBS

In connection with our CBO-2 re-securitization transaction, we issued $328 million original face amount of non-recourse debt. The outstanding face amount and amortized cost of this debt was $325.2 million and $288.9 million, respectively, as of December 31, 2004.

On June 30, 2004, we issued a senior interest certificate with a face amount of $260 million in our $319 million (currently BBB- rated) CBO-2 bonds to Deutsche Bank Securities Inc. The issuance of the senior interest certificate was priced to yield approximately 8.5% and netted proceeds of approximately $237 million, which were used towards repayment of the remaining balance of the Bear Stearns Debt. We have the right, after five years, to repurchase the senior interest certificate at a price calculated by using the then applicable interest rate swap rate plus 1.65%. The outstanding face amount and amortized cost of this debt was $260.0 million and $237.9 million, respectively, as of December 31, 2004.

Secured by Pledge of Insured Mortgage Securities

Deutsche Bank $95 Million Secured Borrowing Facility

As previously discussed, Deutsche Bank provided a $95 million secured borrowing facility to us, in the form of a repurchase transaction, on June 30, 2004. In addition to the $42 million advance described above as recourse debt, we borrowed an additional $53 million of this facility on June 30, 2004 towards the repayment of amounts owing on our Bear Stearns $200 million secured borrowing facility. As of

December 31, 2004, the non-recourse amount outstanding was approximately $29.5 million, is secured by our insured mortgage securities, and bears interest at a per annum rate equal to one-month LIBOR plus 0.10%, payable monthly. See previous discussion of Deutsche Bank debt secured by CMBS for a summary of certain other terms and conditions related to this facility.

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

$500 Million Warehouse Line Facility

In June 2004, we obtained from Deutsche Bank a commitment to provide a $500 million non-recourse warehouse line facility to provide financing for the origination or purchase of performing whole loans secured by first liens on commercial or multifamily properties. The warehouse facility is subject to completion of final documentation. In general, under the terms of the warehouse facility commitment, we may borrow from Deutsche Bank amounts equal to 95% of the market value, as determined by Deutsche Bank in its good faith business judgment, of performing whole loans secured by first liens on commercial or multifamily properties with loan-to-value ratios equal to 80% or less and debt service coverage ratios equal to 1.10 or more, in each case, as determined by Deutsche Bank. The initial term of the warehouse facility is for 364 days, renewable daily. We will pay Deutsche Bank interest on amounts advanced under the warehouse facility on a monthly basis at an interest rate equal to one-month LIBOR plus 0.75%. If amounts advanced with respect to any loan exceed the product of the market value of the loan and 98%, we will be required to post cash or other collateral acceptable to Deutsche Bank to reduce such a margin deficit. Upon closing of the final documentation of the warehouse facility, we will pay Deutsche Bank a structuring fee equal to $1.25 million plus legal fees not to exceed $50,000. Our use of the warehouse facility will be subject to compliance with customary events of default under facilities of this type, but we will not be required to maintain any financial covenants.

Net (Loss) Gain on Extinguishment of Debt

During the year ended December 31, 2004, we recognized a net loss on extinguishment of debt of approximately $3.4 million. This net loss resulted from a $5.2 million loss on the extinguishment of debt due to the write-off of unamortized discount and deferred financing costs related to the extinguishment of the Bear Stearns Debt and certain non-recourse debt secured by insured mortgage securities and termination fees related to the Bear Stearns Debt and a $1.8 million gain on the extinguishment of debt related to the foreclosure sale of our REO asset, as discussed below.

Through a limited partnership (the borrower), for which another limited partnership that we controlled served as the managing general partner, we owned a shopping center in Orlando, Florida which we accounted for as real estate owned. The asset was subject to $8.6 million face amount of non-recourse, first mortgage debt for which the borrower was the obligor. The debt was reflected as non-recourse debt secured by real estate owned (REO) asset on our consolidated balance sheets as of December 31, 2003.  In March 2004,  we wrote down the value of the asset to estimated fair value and recorded a resulting impairment charge of approximately $2.6 million during the first quarter of 2004. Included in our consolidated statements of income for the year ended December 31, 2004, was the impairment charge of $2.6 million and other loss of approximately $(330,000) relating to this REO.  On October 5, 2004, the shopping center was sold at foreclosure. At the date of sale, we had approximately $6.3 million in assets and approximately $8.1 million of liabilities included in our consolidated balance sheet relating to this property. As a result of the sale to satisfy the related first mortgage non-recourse debt, we removed the assets and liabilities relating to the REO which resulted in a gain on extinguishment of debt of approximately $1.8 million.

During the year ended December 31, 2003, we reversed approximately $7.8 million of accrued extension fees related to the secured debt incurred upon our emergence from Chapter 11 in April 2001 since the debt was repaid and the extension fees were no longer payable. This reversal is reflected as a gain on extinguishment of debt in our consolidated statements of income. This reversal was partially offset by approximately $403,000 of breakage fee paid to a lender and legal fees of approximately $47,000, resulting in a net gain on extinguishment of debt of approximately $7.3 million.

Additionally, in December 2003, we repaid a funding note related to our non-recourse debt secured by insured mortgage securities. In connection with the funding note repayment, we recognized a $665,000 loss on extinguishment of debt for the write-off of unamortized bond discount and deferred financing fees.

7.   DERIVATIVE FINANCIAL INSTRUMENTS

In 2003, we entered into a total of three interest rate swaps to hedge the variability of the future interest payments on the then anticipated collateralized debt obligation (CDO) attributable to future changes in interest rates.  Under these swaps, we agreed to pay Bear Stearns a weighted average fixed interest rate of 4.15% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount of $100 million. These swaps were effective on October 15, 2003. On November 15, 2003 we began making monthly payments to Bear Stearns equal to the difference between the weighted average swap rate of 4.15% per annum and the current one-month LIBOR rate on the notional amount of $100 million. The interest rate swaps were originally designated to hedge future fixed-rate interest payments on the then anticipated CDO. Through December 31, 2003, these swaps were treated as cash flow hedges for GAAP. During the first quarter of 2004, we started exploring other refinancing alternatives. As a result, effective January 1, 2004, we began reflecting changes in the fair value of the swaps through earnings. Additionally, during the first quarter of 2004, we reclassified $4.7 million in Accumulated Other Comprehensive Income to earnings as hedge ineffectiveness based on our reassessment of the probability of the CDO as originally specified and contemplated at the inception of the interest rate swaps. Ineffectiveness and subsequent fair-value adjustments are included in net gains on derivatives in the accompanying consolidated statements of income.

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

On August 6, 2004, we entered into an interest rate swap to manage the interest rate risk associated with our $42.4 million of recourse debt secured by pledge of CMBS.  Pursuant to this swap, we agreed to pay Deutsche Bank a fixed interest rate of 4.70% per annum in exchange for floating payments based on one-month LIBOR on a notional amount of $40 million over a 10-year term.  The monthly interest payments commenced on September 7, 2004. The swap was not designated as a hedging instrument, and as a result, changes in fair value, as well as the impact of any cash payments made or received, were recognized in current period earnings as net (losses) gains on derivatives. In connection with this swap and pursuant to the interest rate swap documents and Master Netting Agreement with Deutsche Bank, we have granted to Deutsche Bank a security interest in all of our right, title and interest in certain assets, and property (including our right to any “Excess” as defined in the Master Netting Agreement) related to the collateral securing the Deutsche Bank debt secured by CMBS, to secure our obligations under the interest rate swap documents and the Deutsche Bank debt secured by CMBS. This security interest constitutes additional collateral for the Deutsche Bank debt secured by CMBS. Under the Master Netting Agreement, on any day on which we have any obligation to deliver cash or additional eligible collateral under either the interest rate swap or the Deutsche Bank debt, such obligation will be deemed satisfied to the extent there exists an Excess under the Deutsche Bank debt or an obligation for Deutsche Bank to deliver cash or eligible collateral to us under the interest rate swap. The fair value of this swap was a liability of approximately $689,000 at December 31, 2004, and is included in payables and accrued expenses in our consolidated balance sheet.

As a result of the above derivative transactions, we recognized approximately $13.4 million of net gains on derivatives during the year ended December 31, 2004 and approximately $(1.9) million of net losses on derivatives during the year ended December 31, 2003.

8.   INCOME TAXES

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

A summary of our 2004, 2003 and 2002 estimated taxable income (net operating loss) to common shareholders and the remaining NOL carryforward is as follows:

	2004	2003	2002
	(in millions)
Taxable income to common shareholders for the year prior to NOL carryforward and recognition of January 2000 loss	$10.3	$35.7	$36.0
LESS: Utilization of NOL carryforward	(10.3)	—	—
LESS: January 2000 loss recognized	—	(119.7)	(119.6)
Taxable income (net operating loss) to common shareholders for the year	$—	$(84.0)	$(83.6)
Accumulated NOL at beginning of year	$(307.8)	$(223.8)	$(140.2)
NOL utilized (created) during the year	10.3	(84.0)	(83.6)
Accumulated NOL at end of year available for use in future periods	$(297.5)	$(307.8)	$(223.8)

The NOL carryforward of $297.5 million at December 31, 2004 can be carried forward to offset future taxable income until it is fully utilized or it expires. If the carryforwards are not used, they will expire between the years 2021 and 2024.

As discussed above, taxable income will generally differ from GAAP net income during a given period, and such differences may be material. A summary of significant items that give rise to differences in GAAP net income (loss) and taxable net income (loss) is as follows:

	2004	2003	2002
	(in millions)
Included in taxable income (loss):
Realized credit losses on CMBS	$53.3	$24.8	$14.5
Excluded from taxable income (loss):
Net gains (losses) on derivatives	13.4	(1.9)	—
Impairment on CMBS	15.7	14.7	70.2

The adjusted tax basis of the underlying CMBS was approximately $1.1 billion and $1.2 billion as of December 31, 2004 and 2003, respectively. For GAAP purposes, the amortized cost basis of our CMBS was approximately $747.2 million and $750.3 million as of December 31, 2004 and 2003, respectively. The tax and GAAP basis of the aggregate debt obligations related to the financings of our CMBS was approximately $967.2 million and $600.5 million, respectively, at December 31, 2004 and $1.1 billion and $639.0 million, respectively, at December 31, 2003.

Tax Treatment of Dividends

For income tax purposes, dividends paid to holders of Preferred Stock consist of ordinary income, capital gains, return of capital or a combination thereof. For the years ended December 31, 2004, 2003 and 2002, dividends paid per share were estimated to be taxable as follows:

	2004	2003	2002
Ordinary income	100%	—%	—%
Return of capital	—%	100%	100%
Capital gains	—%	—%	—%
	100%	100%	100%

Taxable REIT Subsidiaries

Our TRSs are separate taxable entities that cannot use CRIIMI MAE Inc.’s net operating loss carryforward to reduce their taxable income. Thus, we will recognize income tax expense to the extent these subsidiaries are subject to income taxes. Our TRSs had taxable income (loss), before NOL carrybacks, of $(1.7) million, $(2.6) million and $2.8 million in 2004, 2003 and 2002. At December 31, 2004 and 2003, our TRSs had a net deferred tax asset of $1.8 million and $1.9 million, respectively. The primary components of the net deferred tax asset result from net operating loss and disallowed interest expense carryforward. Realization of this net deferred tax asset is not more likely than not and accordingly, a full valuation allowance has been established.

9.   EXECUTIVE CONTRACT TERMINATION COSTS

In August 2003, the employment contracts for former executive officers David Iannarone and Brian Hanson, and our current Executive Vice President, Chief Financial Officer and Treasurer Cynthia Azzara expired and were not renewed. These contracts were put into place in 2001 to ensure management continuity following our emergence from Chapter 11 proceedings and through our January 2003 recapitalization. In connection with the contract terminations, we recognized approximately $1.0 million of expenses for each of Mr. Iannarone and Ms. Azzara and approximately $825,000 of expense related to severance and related benefit payments for Mr. Hanson.

10.   COMMON STOCK

We have 300,000,000 authorized shares of $0.01 par value common stock.

The following table summarizes the common stock activity for 2004, 2003 and 2002:

Description	Common Shares Issued
Balance as of December 31, 2001	12,937,341
Dividends for preferred stockholders	966,327
Stock options exercised	8,900
Restricted stock granted	32,500
Balance as of December 31, 2002	13,945,068
Shares issued to BREF Fund	1,212,617
Stock options exercised	161,567
Restricted stock granted	96,631
Shares repurchased or forfeited	(31,235)
Balance as of December 31, 2003	15,384,648
Stock options exercised	173,680
Shares repurchased	(27,216)
401(k) matching contribution	9,368
Restricted stock granted	6,187
Balance as of December 31, 2004	15,546,667

In connection with the January 2003 recapitalization, BREF Fund acquired 1,212,617 shares of our newly issued common stock, or approximately 8% of our outstanding common stock after giving effect to the share acquisition, at $11.50 per share, or approximately $13.9 million (such securities were subsequently transferred to BREF One in November 2004). Additionally, in connection with the January 2003 recapitalization, BREF Fund also received seven-year warrants to purchase up to 336,835 additional shares of common stock at $11.50 per share (such warrants were subsequently transferred to BREF One.). The fair value of the warrants was calculated as approximately $2.6 million using the Black-Scholes option pricing model. The assumptions we used to value the warrants are consistent with the assumptions used to value our stock options. The warrants are a component of equity.

Shareholder Rights Plan

In January 2002, our Board of Directors adopted a Shareholder Rights Plan to preserve our net operating losses for tax purposes. As discussed in Note 1, the future use of our net operating loss carryforward could be substantially limited in the event of an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. The Shareholder Rights Plan is designed to deter an “ownership change” within the meaning of Section 382 of the Internal Revenue Code by discouraging any person or group from acquiring five percent or more of our outstanding common shares.

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

In connection with BREF Fund’s equity investment in January 2003, the definition of an Acquiring Person in the Shareholder Rights Plan was amended to exclude BREF with respect to the equity purchased in the transaction.

11.   PREFERRED STOCK

As of December 31, 2004 and 2003, 75,000,000 shares of preferred stock were authorized. As of December 31, 2004 and 2003, 3,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock and 45,000 shares were designated as Series H Junior Preferred Stock.

As of December 31, 2004, there were no accrued and unpaid dividends for any series of our preferred stock. On March 3, 2005, the Board of Directors declared cash dividends of $0.68 per share of Series B Preferred Stock, payable on March 31, 2005 to shareholders of record on March 18, 2005.

Series B Cumulative Convertible Preferred Stock

Holders of Series B Preferred Stock will be entitled to receive when and as declared by the Board of Directors out of legally available assets, cumulative dividends payable quarterly in cash or common stock in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $3.00, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 0.4797 times one plus a conversion premium of 3%, subject to adjustment upon the occurrence of certain events. Since the Series B Preferred Stock voted to accept the Chapter 11 reorganization plan, the relative rights and preferences of the Series B Preferred Stock were amended to permit the payment of dividends in cash or common stock (or a combination thereof) at our election. The Series B Preferred Stock is (i) convertible at the option of the holders and (ii) subject to redemption at our sole discretion after the tenth anniversary of issuance in August 2006. Each share of Series B Preferred Stock was originally convertible into 0.22844 shares of common stock, subject to adjustment upon the occurrence of certain events. Due to certain adjustment provisions in Exhibit A of our Articles of Amendment and Restatement related to the Series B Preferred Stock, the payment of dividends to holders of common stock in the form of preferred stock in 1999 and 2000, the payment of dividends on other series of preferred stock in shares of common stock during 2001 and 2002, and the reverse stock split effected in 2001, the Series B conversion price has been adjusted to 0.4797 shares of common stock per share of Series B Preferred Stock as of December 31, 2004. The liquidation preference and the redemption price on the Series B Preferred Stock is $25 per share.

Holders of our Series B Preferred Stock shall have the right to approve (i) the Company’s authorization or creation of, or increase in, the authorized or issued amount of any class or series of the Company’s capital stock ranking prior to, or on parity with, the Series B Preferred Stock with respect to payment of dividends or distribution of assets upon liquidation, dissolution or winding up, (ii) the reclassification of any authorized capital stock into such capital stock having such ranking, or (iii) any amendment, alteration or repeal of any provision of the Company’s Articles of Amendment and Restatement, including the Series B Preferred Stock Articles, whether by merger, consolidation or otherwise, so as to materially and adversely affect any right, preference, privilege or voting power of the Series B Preferred Stock. In addition, during any period in which dividends on the Series B Preferred Stock are cumulatively in arrears for not less than six quarterly dividend payments (whether or not consecutively), then holders of the Series B Preferred Stock shall have the exclusive right, voting separately as a single class, to elect two directors of the Company to fill two, newly created directorships. Such additional voting rights shall continue until such time as all dividends accumulated on the Series B Preferred Stock shall have been paid in full.

Series H Junior Preferred Stock

Shares of Series H Junior Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Series H Junior Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $10.00 per share but will be entitled to an aggregate dividend of 1,000 times the dividend declared per share of common stock. In the event of liquidation, the holders of the Series H Junior Preferred Stock will be entitled to a minimum preferential liquidation payment of $1,000 per share but will be entitled to an aggregate payment of 1,000 times the payment made per share of common stock. Each share of Series H Preferred Stock will have 1,000 votes, voting together with the shares of common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Series H Junior Preferred Stock will be entitled to receive 1,000 times the amount received per share of common stock. These rights are protected by customary antidilution provisions. As of December 31, 2004, there were no shares of Series H Preferred Stock issued and outstanding.

The following table summarized the preferred stock activity for 2004, 2003 and 2002:

	Preferred Shares
Description	Series B Cumulative Convertible Preferred Stock	Series E Cumulative Convertible Preferred Stock	Series F Redeemable Cumulative Dividend Preferred Stock	Series G Redeemable Cumulative Dividend Preferred Stock
Balance as of December 31, 2001	1,593,982	173,000	586,354	1,244,656
Redemption, March 21, 2002	—	(173,000)	—	—
Balance as of December 31, 2002 and 2003	1,593,982	—	586,354	1,244,656
Issuance, March 23, 2004	585,000	—	—	—
Redemption, April 28, 2004	—	—	(586,354)	(1,244,656)
Balance as of December 31, 2004	2,178,982	—	—	—

The dividend paid on each class of Preferred Stock for 2004, 2003, and 2002 follows:

	2004		2003		2002
Class of Preferred Stock	Amount per Share	Total Amount Paid	Amount per Share	Total Amount Paid	Amount Per Share	Total Amount Paid
		(in thousands)		(in thousands)		(in thousands)
Series B Cumulative Convertible Preferred Stock	$2.720	$5,529	$4.760	$7,587	$1.360	$2,167	(1)
Series E Cumulative Convertible Preferred Stock	—	—	—	—	13. 020	2,252	(2)
Series F Redeemable Cumulative Dividend Preferred Stock	0.300	176	2.100	1,231	0.600	352	(1)
Series G Redeemable Cumulative Dividend Preferred Stock	0.375	467	2.625	3,267	0.750	933	(1)

(1)          We issued 607,938, 97,824 and 260,565 shares of common stock in connection with the payment of dividends to holders of Series B Preferred Stock, Series F Preferred Stock and Series G Preferred Stock, respectively. We determined the number of shares of common stock to issue by dividing the dollar amount of the dividend payable by the volume-weighted average of the sale prices of the common stock for the 10-trading day period commencing after the declaration date.

(2)          In March 2002, we redeemed all 173,000 outstanding shares of the Series E Preferred Stock at the stated redemption price of $106 per share in cash plus accrued and unpaid dividends through and including the date of redemption. The total redemption price was $18,734,000 ($396,000 of which represented accrued and unpaid dividends for the period October 1, 2001 through March 21, 2002). The $2,252,000 difference between the aggregate liquidation value, including the initial preferred stock issuance costs, and the redemption price is reflected as a dividend on preferred stock during the year ended December 31, 2002.

12.   EARNINGS PER SHARE

The following tables reconcile basic and diluted earnings per share for the years ended December 31, 2004, 2003, and 2002.

	For the year ended December 31, 2004
	Income	Weighted Average Shares Outstanding	Per Share Amount
	(in thousands)
Basic earning per share:
Income to common shareholders	$16,707	15,428,304	$1.08
Dilutive effect of securities(1):
Stock options	—	253,166
Unvested restricted stock	—	27,347
Warrants	—	30,426
Convertible Preferred Stock	—	—
RSUs	—	185
Diluted earnings per share(1):
Income to common shareholders	$16,707	15,739,428	$1.06

For the year ended December 31, 2003
	Loss	Weighted Average Shares Outstanding	Per Share Amount
(in thousands)
Basic earnings per share:
Loss to common shareholders	$(4,111)	15,149,303	$(0.27)
Dilutive effect of securities(1):
Stock options	—	—
Unvested restricted stock	—	—
Warrants	—	—
Convertible Preferred Stock	—	—
Diluted earnings per share(1):
Loss to common shareholders	$(4,111)	15,149,303	$(0.27)

	For the year ended December 31, 2002
	Loss	Weighted Average Shares Outstanding	Per Share Amount
	(in thousands)
Basic earnings per share:
Net loss attributable to common shareholders before cumulative effect of change in accounting principle	$(55,696)	13,710,914	$(4.06)
Cumulative effect of adoption of SFAS 142	(9,766)	—	(0.71)
Loss to common shareholders	$(65,462)	13,710,914	$(4.77)
Dilutive effect of securities(1):
Stock options	—	—
Unvested restricted stock	—	—
Convertible Preferred Stock	—	—
Diluted earnings per share(1):
Loss to common shareholders	$(65,462)	13,710,914	$(4.77)

(1)          Common stock options, unvested restricted stock, RSUs, common stock warrants, and convertible preferred stock have been excluded from dilutive earnings per share computations when such items are anti-dilutive.

13.   STOCK BASED COMPENSATION PLANS

We have four stock option and/or award plans:  the Deferred Compensation Plan, the 2001 Stock Incentive Plan, the Second Amended and Restated Stock Option Plan for Key Employees and the 1996 Non-Employee Director Stock Plan.

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

Generally, a participant in the Plan that elects to defer a restricted stock award shall receive credit as of the grant date of the restricted stock award, in his account with a number of RSUs equal to the number of shares of restricted stock otherwise due that participant. Any RSU credited to a participant account as a result of the deferral of a restricted stock award will be subject to the same vesting requirements that the restricted stock grant contained. A participant in the Plan that elects to defer cash compensation shall receive a credit in his account with the number of RSUs equal to the amount of such deferred cash compensation divided by the fair value of a share of CRIIMI MAE common stock on the last business day of the quarter in which the deferral is effective. Furthermore, RSUs credited to a participant’s account will be credited with “dividend equivalents” in an amount equal to the amount the participant would have received as dividends, if the RSUs were actual shares of CRIIMI MAE common stock held by the participant. Such dividend equivalents will be converted into additional RSUs based on the value of CRIIMI MAE common stock as of the last business day of the quarter in which the dividend is credited. If the RSUs are issued as the result of a deferral of a restricted stock award, the dividend equivalents will be subject to the same vesting schedule as the RSUs. While RSUs will be deemed invested in CRIIMI MAE common stock, participants in the Plan will have no rights as stockholders to vote or dispose of the RSUs until actual stock is distributed to the participant. Restricted stock awards deferred into RSUs are issued under our 2001 Stock Incentive Plan, as amended. Shares issuable in respect of cash compensation deferred into RSUs are issued pursuant to the Deferred Compensation Plan.

2001 Stock Incentive Plan

Under the 2001 Stock Incentive Plan, a maximum of 1,235,000 shares are available for grant pursuant to stock awards and stock options. As of December 31, 2004, options to purchase 635,000 shares have been granted to employees and directors. In addition, restricted stock awards of 135,318 shares had been granted to employees and directors as of December 31, 2004. Under the 2001 Stock Incentive Plan, options granted must have an option price of not less than fair market value of a share of common stock on the date of grant. The vesting schedule varies by grant. No option or award of stock may be granted under the 2001 Stock Incentive Plan after July 1, 2011.

Second Amended and Restated Stock Option Plan for Key Employees

Under the Key Employee Plan, a maximum of 450,000 shares were available for grant pursuant to stock options. Options may no longer be granted under the Key Employee Plan. As of December 31, 2004, net options to purchase 352,879 shares had been granted to employees. Under the Key Employee Plan, options granted after July 28, 1995 have an option price of not less than fair market value of a share of common stock on the date of grant and expire after eight years.

1996 Non-Employee Director Stock Plan

In September 2001, the Board amended the compensation to be provided to the unaffiliated directors. In connection with the approval of such amended compensation package, the annual grant of shares and options and the right to elect to receive shares or options in lieu of the directors’ annual retainer under the Director Stock Plan were suspended indefinitely effective the first business day of January 2002. Under the Director Plan, a maximum of 87,313 shares were available for grant pursuant to stock awards and stock options. As of December 31, 2004, options to purchase 2,040 shares had been granted to directors. These options have an exercise price equal to the market price of a share of common stock on the date of grant, vested on the date of grant, and expire after ten years.

Summary of Stock Based Compensation Activity

Stock Options

A summary of stock options outstanding as of December 31, 2004, 2003 and 2002, and changes during the years then ended is presented in the table below:

	2001 Stock Plan		Key Employee Plan		1996 Directors’ Plan
	Stock Options	Weighted Average Price	Stock Options	Weighted Average Price	Stock Options	Weighted Average Price
Balance, January 1, 2002	285,000	$2.78	434,867	$72.94	2,040	$75.49
Granted	317,000	6.77	—	—	—	—
Exercised	(2,500)	2.78	(6,400)	5.70	—	—
Forfeited	(8,000)	2.78	(16,889)	45.65	—	—
Balance, December 31, 2002	591,500	4.92	411,578	74.61	2,040	75.49
Granted	28,000	9.35	—	—	—	—
Exercised	(135,767)	4.39	(25,800)	5.70	—	—
Forfeited	(8,234)	7.41	(37,301)	74.55	—	—
Balance, December 31, 2003	475,499	5.29	348,477	79.72	2,040	75.49
Granted	5,000	14.79	—	—	—	—
Exercised	(150,983)	5.48	(22,697)	6.01	—	—
Forfeited	(3,000)	9.35	(44,092)	71.96	—	—
Balance, December 31, 2004	326,516	$5.31	281,688	$86.88	2,040	$75.49
Exercisable, December 31, 2002	295,493	$4.23	407,413	$75.27	2,040	$75.49
Exercisable, December 31, 2003	397,060	$4.91	348,477	$79.72	2,040	$75.49
Exercisable, December 31, 2004	323,516	$5.27	281,688	$86.88	2,040	$75.49

The following table summarizes information about stock options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise prices	outstanding	Contractual Life	Price	exercisable	Price
$2.78 - $15.93	430,173	6.3 years	$5.66	427,173	$5.64
$15.94 - $31.87	34,969	2.2 years	31.25	34,969	31.25
$31.88 - $47.81	348	4.0 years	35.63	348	35.63
$47.82 - $111.56	348	1.5 years	108.75	348	108.75
$111.57 - $127.50	2,094	0.3 years	127.50	2,094	127.50
$127.51 - $159.38	142,312	0.9 years	158.20	142,312	158.20
$2.78 - $159.38	610,244	4.8 years	$43.20	607,244	$43.36

The weighted average fair value of the options granted was $6.26, $6.23, and $4.74 during 2004, 2003 and 2002, respectively. The fair value of the 2004, 2003 and 2002 option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	3.14%	2.65%	4.23%
Expected life	3.93 years	4.64 years	4.73 years
Expected volatility	50.75%	85.8%	89.2%
Dividend yield	—%	—%	—%

Other

In addition to the stock option grants included in the table above, 6,187 shares and 96,631 shares of restricted stock were awarded to certain employees under the 2001 Stock Incentive Plan during the years ended December 31, 2004 and 2003, respectively. The weighted average price of our common stock was $14.68 and $10.96 at the award dates in 2004 and 2003, respectively. There are 23,224 unvested restricted shares and 69,071 unvested restricted shares as of December 31, 2004 and 2003, respectively. The fair value of the restricted stock at date of grant is recognized as deferred compensation expense using the straight-line method over the vesting period,  which is generally three years.

We also issued 10,495 shares of restricted stock from our 2001 Stock Incentive Plan that we deferred into RSUs during the year ended December 31, 2004. All 10,495 RSUs are unvested as of December 31, 2004. Our RSUs will generally vest over three years.

14.   401(k) PLAN

Our 401(k) retirement investment plan is open to all of our regular employees who are at least 21 years of age. The employees may elect voluntary pre-tax wage deferrals ranging from 0% to 100% of eligible compensation for the year up to $13,000 annually for the 2004 plan year. Plan participants who reached the age of 50 during the 2004 plan year were eligible to defer an additional $3,000 during the year.  Each year, at management’s discretion, we may match employees’ contribution up to 50% of the employees’ contribution up to a maximum of 5% of each participant’s eligible compensation. From January 1, 2003 through June 30, 2003, we contributed 50% of the employee’s contribution up to a maximum of 5% of each participant’s eligible compensation during the year up to a maximum compensation permitted by the IRS (such maximum compensation was $200,000 during 2003), which vested over five years. In 2004, we began matching 50% of the employees’ quarterly contribution in shares of CRIIMI MAE common stock up to a maximum of 5% of each participant’s eligible compensation during the year up to a maximum compensation permitted by the IRS (such maximum compensation was $205,000 during 2004), which vests over five years. Total 401(k) contribution expense for the years ended December 31, 2004, 2003 and 2002 was approximately $140,000, $119,000, and $234,000, respectively, and is reflected in general and administrative expense.

15.   TRANSACTIONS WITH RELATED PARTIES

The following is a summary of the related party transactions which occurred during the years ended December 31, 2004, 2003 and 2002.

	For the years ended December 31,
	2004	2003	2002
	(in thousands)
Amounts paid or accrued to BREF and affiliates(1)
Compensation for services of CEO(2)(3)	$750	$1,000	$—
Interest expense on BREF Debt	4,690	4,440	—
BREF maintenance fee	1,736	1,664	—
Origination fee and reimbursement of recapitalization expenses	—	1,200	—
Expense reimbursements to affiliates of BREF One and employees of these affiliates(3)	44	33	—
Total	$7,220	$8,337	$—
Amounts received or accrued from the AIM Limited Partnerships(4)
Income/gain(5)	$480	$378	$544
Return of capital(6)	1,804	2,324	2,245
Liquidation proceeds(7)	1,420	—	—
Expense reimbursement from AIM Limited Partnership(6)	176	248	204
Total	$3,880	$2,950	$2,993
Amounts received or accrued from AIM Acquisition Limited Partnership(5)	$41	$157	$233

(1)          As discussed in Note 10, we issued seven-year warrants to BREF Fund as subsequently assigned to BREF One to purchase up to 336,835 shares of our common stock at $11.50 per share in connection with the January 2003 recapitalization. There are also other existing and potential relationships, transactions and agreements with BREF One relating to the composition of our Board of Directors, additional subordinated debt financing, non-competition and other matters.

(2)          Barry Blattman, our Chairman and CEO, is affiliated with BREF One. We paid Brascan Real Estate Financial Partners, LLC (BREF Partners), an affiliate of BREF One for Mr. Blattman’s services as Chairman and CEO during 2004.

(3)          Included in general and administrative expenses on the accompanying consolidated statements of income.

(4)          The AIM Limited Partnerships are limited partnerships that hold insured mortgages and whose general partner is one of our subsidiaries. Such AIM Limited Partnerships have been accounted for under the equity method. In February 2004, three of the four AIM Limited Partnerships were liquidated.

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

16.   COMMITMENTS AND CONTINGENCIES

Litigation—Bankruptcy Proceedings

On the October 5, 1998 petition date, CRIIMI MAE Inc., CRIIMI MAE Management, Inc. and CRIIMI MAE Holdings II, L.P. filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On November 22, 2000, the Bankruptcy Court entered an order confirming the reorganization plan before it. We emerged from Chapter 11 on April 17, 2001, at which date all material litigation matters existing subsequent to the petition date had been settled or resolved except for certain litigation with First Union National Bank which was resolved in February 2002.

Litigation—Other

In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Operating Leases

We lease office space and certain equipment under operating leases having an initial or remaining noncancelable lease terms in excess of one year. Rent expense, net of sub-lease rent, was $1.6 million, $1.7 million and $1.4 million for 2004, 2003 and 2002, respectively. Future minimum lease payments and sub-lease rents are as follows:

	Minimum Lease Payments	Sub-Lease Rents	Net Lease Payments
	(in thousands)
2005	$1,313	$251	$1,062
2006	1,330	271	1,058
2007	1,295	284	1,011
	$3,938	$806	$3,131

Lease Termination and Recapitalization Expenses

We consolidated our office space in connection with our January 2003 recapitalization and, as a result, we recorded approximately $580,000 of expense for vacant office space during 2003. During 2004, we reassessed the accrual and recorded an additional $183,000 of expense. Additionally, during 2004 we paid $454,000 of lease termination fees and broker fees to exit certain office space not included in the 2003 recapitalization plan. The accrual for the vacant space is $507,000 and $580,000 in December 31, 2004 and 2003, respectively. These expenses are reflected as lease termination and recapitalization expense in our consolidated statements of income.

In connection with the January 2003 recapitalization, we amended the employment contracts of our former Chairman, William B. Dockser, and former President, H. William Willoughby, to provide for their termination on January 23, 2003. During  2003, we recognized approximately $2.6 million of expenses related to severance and related benefit payments, and accelerated vesting of certain outstanding stock options held by Messrs. Dockser and Willoughby. These expenses are reflected as lease termination and recapitalization expense in our consolidated statements of income.

17.   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2004 and 2003:

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Interest Income	$24,310	$24,906	$23,288	$23,094
Net income (loss) to common shareholders	2,471	18,083	(9,286)	5,439
Basic earnings (loss) per common share	0.16	1.17	(0.60)	0.35
Diluted earnings (loss) per common share	0.16	1.15	(0.60)	0.34

	2003
Interest Income	$26,724	$26,384	$25,608	$25,694
Net income (loss) to common shareholders	4,263	(3,581)	(7,375)	2,582
Basic earnings (loss) per common share	0.28	(0.24)	(0.49)	0.17
Diluted earnings (loss) per common share	0.28	(0.24)	(0.49)	0.17

18.   SEGMENT REPORTING

Management currently assesses our performance and allocates capital principally on the basis of two lines of business: portfolio investment and mortgage servicing. These two lines of business are managed separately as they provide different sources and types of revenues.

Portfolio investment primarily includes (i) CMBS, (ii) investments in government insured mortgage securities, (iii) investments in mezzanine loans and (iv) cash and liquid assets. Our income from this segment is primarily generated from our Retained CMBS Portfolio.

Mortgage servicing, which consists of all the operations of CMSLP, primarily includes performing servicing functions with respect to the mortgage loans underlying our CMBS. CMSLP’s principal focus is the special servicing of the non-performing mortgage loans underlying our CMBS portfolio. For these services, CMSLP earns fee income which relates to either routine monthly services, non-monthly periodic services or event-triggered services. In acting as a servicer, CMSLP also earns other income which includes, among other things, assumption fees and modification fees. Overhead expenses, such as administrative expenses, are allocated either directly to each business line or through estimates based on factors such as number of personnel or square footage of office space.

The following tables detail the financial performance of these operating segments for the years ended December 31, 2004, 2003 and 2002.

	As of and for the year ended December 31, 2004
			Elimination of
	Portfolio	Mortgage	Intercompany
	Investment	Servicing	Transactions	Consolidated
	(in thousands)
Interest income	$95,598	$—	$—	$95,598
Interest expense	(52,159)	—	—	(52,159)
Net interest margin	43,439	—	—	43,439
Fee/other income	2,285	9,643	—	11,928
General and administrative expenses	(9,647)	—	(715)	(10,362)
Equity compensation expense	(649)	—	—	(649)
Depreciation and amortization	(391)	—	—	(391)
Servicing general and administrative expenses	—	(8,747)	715	(8,032)
Servicing amortization, depreciation and impairment	—	(868)	—	(868)
Income tax (expense) benefit	(3)	—	—	(3)
BREF maintenance fee	(1,736)	—	—	(1,736)
Net losses on insured mortgage security dispositions	(950)	—	—	(950)
Net loss on extinguishment of debt	(3,418)	—	—	(3,418)
Impairment of REO asset	(2,609)	—	—	(2,609)
Impairment of CMBS	(15,718)	—	—	(15,718)
Impairment of mezzanine loan	(527)	—	—	(527)
Net gains on derivatives	13,412	—	—	13,412
Lease termination and recapitalization expenses	(637)	—	—	(637)
	(20,588)	28	—	(20,560)
Net income (loss) before changes in accounting principle	$22,851	$28	$—	$22,879
Total assets	$1,060,571	$9,368	$—	$1,069,939

	As of and for the year ended December 31, 2003
			Elimination of
	Portfolio	Mortgage	Intercompany
	Investment	Servicing	Transactions	Consolidated
	(in thousands)
Interest income	$104,415	$—	$—	$104,415
Interest expense	(70,803)	—	3	(70,800)
Net interest margin	33,612	—	3	33,615
Fee/other income	1,459	9,486	(3)	10,942
General and administrative expenses	(10,902)	—	(1,084)	(11,986)
Equity compensation expense	(204)	—	—	(204)
Depreciation and amortization	(568)	—	—	(568)
Servicing general and administrative expenses	—	(10,401)	1,084	(9,317)
Servicing amortization, depreciation and impairment	—	(1,811)	—	(1,811)
Income tax (expense) benefit	—	602	—	602
BREF maintenance fee	(1,664)	—	—	(1,664)
Net (losses) on insured mortgage security dispositions	(645)	—	—	(645)
Net gain on extinguishment debt	6,673	—	—	6,673
Impairment of CMBS	(14,738)	—	—	(14,738)
Net loss on derivatives	(1,949)	—	—	(1,949)
Lease termination and recapitalization expenses	(3,197)	—	—	(3,197)
Executive contract termination costs	(2,028)	(825)	—	(2,853)
Servicing loss on scale of investment grade CMBS	—	(5)	—	(5)
	(27,763)	(2,954)	(3)	(30,720)
Net income (loss) before changes in accounting principle	$5,849	$(2,954)	$—	$2,895
Total assets	$1,058,971	$10,241	$—	$1,069,212

	As of and for the year ended December 31, 2002
			Elimination of
	Portfolio	Mortgage	Intercompany
	Investment	Servicing	Transactions	Consolidated
	(in thousands)
Interest income	$124,460	$—	$—	$124,460
Interest expense	(93,766)	—	22	(93,744)
Net interest margin	30,694	—	22	30,716
Fee/other income	2,604	11,571	(585)	13,590
General and administrative expenses	(10,714)	—	96	(10,618)
Equity compensation expense	(110)	—	—	(110)
Depreciation and amortization	(1,096)	—	—	(1,096)
Servicing general and administrative expenses	—	(9,510)	467	(9,043)
Servicing amortization, depreciation and impairment	—	(2,173)	—	(2,173)
Income tax (expense) benefit	327	(787)	—	(460)
Net (losses) on insured mortgage security dispositions	(995)	—	—	(995)
Impairment of CMBS	(70,225)	—	—	(70,225)
Lease termination and recapitalization expenses	(1,049)	—	—	(1,049)
Servicing gain on sale of servicing rights	—	4,864	—	4,864
Servicing gain on sale of investment grade CMBS	—	241	—	241
	(81,258)	4,206	(22)	(77,074)
Net income (loss) before changes in accounting principle	$(50,564)	$4,206	$—	$(46,358)
Total assets	$1,214,742	$26,813	$(470)	$1,241,085