Form 10-Q
period 2005-03-31
CRIIMI MAE INC
filed 2005-05-06
CIK 847322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005	Commission file number 1-10360

CRIIMI MAE INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1622022
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

11200 Rockville Pike, Suite 400 Rockville, Maryland 20852
(Address of principal executive offices)

(301) 255-4700
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

As of May 4, 2005, there were 15,587,827 shares outstanding of the issuer’s common stock, par value $0.01 per share.

CRIIMI MAE INC.

Quarterly Report on Form 10-Q

PART I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Income for the three months ended March 31, 2005 and 2004 (unaudited)

Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2005 (unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 6.	Exhibits

Signatures

PART I

ITEM 1.  FINANCIAL STATEMENTS

CRIIMI MAE INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Mortgage assets, at fair value:
CMBS pledged to secure recourse debt	$131,796,641	$131,569,364
CMBS	195,451,934	203,334,606
CMBS pledged to secure non-recourse debt	614,882,976	625,752,451
Insured mortgage securities pledged to secure non-recourse debt	14,966,999	37,783,332
Other MBS	4,090,463	4,058,748
Receivables and other assets	23,401,094	26,367,375
Cash and cash equivalents	48,571,925	41,073,516

Total assets	$1,033,162,032	$1,069,939,392

Liabilities and Shareholders’ Equity
Liabilities:
Recourse debt:
Secured by pledge of CMBS	$42,415,000	$42,415,000
Senior subordinated secured note	31,266,667	31,266,667
Non-Recourse debt:
Secured by pledge of CMBS	527,905,060	526,838,642
Secured by pledge of insured mortgage securities	6,735,627	29,484,665
Payables and accrued expenses	12,376,708	11,876,858

Total liabilities	620,699,062	641,881,832

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, $0.01 par; 75,000,000 shares authorized; 2,178,982 shares issued and outstanding	21,790	21,790
Common stock, $0.01 par; 300,000,000 shares authorized; 15,584,734 and 15,546,667 shares issued and outstanding, respectively	155,847	155,467
Accumulated other comprehensive income	197,080,028	213,471,845
Deferred compensation	(1,133,886)	(412,362)
Warrants outstanding	2,564,729	2,564,729
Additional paid-in capital	631,377,762	630,687,207
Accumulated deficit	(417,603,300)	(418,431,116)

Total shareholders’ equity	412,462,970	428,057,560

Total liabilities and shareholders’ equity	$1,033,162,032	$1,069,939,392

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended March 31,
	2005	2004

Interest income:
CMBS:
CMBS pledged to secure recourse debt	$2,802,474	$15,759,941
CMBS	7,022,202	—
CMBS pledged to secure non-recourse debt	12,456,236	6,531,503
Insured mortgage securities	338,985	2,018,105
Total interest income	22,619,897	24,309,549

Interest expense:
Recourse debt	1,733,006	4,832,550
Non-recourse debt	11,420,721	8,513,142
Other	4,587	42,448
Total interest expense	13,158,314	13,388,140

Net interest margin	9,461,583	10,921,409

Fee/other income:
Servicing revenue	1,970,871	3,007,816
Other income	365,237	741,890
Total fee/other income	2,336,108	3,749,706

Operating expenses:
General and administrative expenses	2,816,096	2,711,153
Equity compensation expense	287,600	144,464
Depreciation and amortization	601,022	116,413
Servicing general and administrative expenses	2,101,365	1,925,370
Servicing amortization, depreciation, and impairment expenses	213,027	227,727
Income tax expense	—	3,016
BREF maintenance fee	434,000	434,000
Total operating expenses	6,453,110	5,562,143

Other:
Net losses on insured mortgage security dispositions	(77,223)	(625,813)
Net loss on extinguishment of debt	—	(707,116)
Impairment of REO asset	—	(2,608,740)
Impairment of CMBS	(3,484,905)	(518,215)
Impairment of mezzanine loan	—	(526,865)
Net gains on derivatives	489,466	318,160
Net income (expenses) from lease termination and recapitalization	37,605	(242,840)
Total other	(3,035,057)	(4,911,429)

Net income before dividends paid on preferred shares	2,309,524	4,197,543
Dividends paid on preferred shares	(1,481,708)	(1,726,560)
Net income to common shareholders	$827,816	$2,470,983

Earnings per common share:
Basic	$0.05	$0.16
Diluted	$0.05	$0.16
Shares used in computing basic earnings per share	15,516,287	15,385,906
Shares used in computing diluted earnings per share	15,946,310	15,642,742

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2005

(unaudited)

	Preferred Stock Par Value	Common Stock Par Value	Accumulated Other Comprehensive Income	Deferred Compensation	Warrants Outstanding	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance at December 31, 2004	$21,790	$155,467	$213,471,845	$(412,362)	$2,564,729	$630,687,207	$(418,431,116)	$428,057,560

Net income before dividends paid on preferred shares	—	—	—	—	—	—	2,309,524	2,309,524
Adjustment to unrealized gains and losses on securities	—	—	(16,391,817)	—	—	—	—	(16,391,817)
Dividends paid on preferred shares	—	—	—	—	—	—	(1,481,708)	(1,481,708)
Common shares repurchased	—	(181)	—	—	—	(289,862)	—	(290,043)
Common shares issued	—	120	—	—	—	111,358	—	111,478
Restricted shares issued	—	441	—	(710,000)	—	709,559	—	—
Restricted Stock Units issued		—	—	(125,000)	—	159,500	—	34,500
Amortization of equity compensation	—	—	—	113,476	—	—	—	113,476

Balance at March 31, 2005	$21,790	$155,847	$197,080,028	$(1,133,886)	$2,564,729	$631,377,762	$(417,603,300)	$412,462,970

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income before dividends paid on preferred shares	$2,309,524	$4,197,543
Adjustments to reconcile net income before dividends paid on preferred shares to net cash provided by operating activities:
Net loss on extinguishment of debt	—	707,116
Amortization of discount and deferred financing costs on debt	1,247,754	2,124,347
Accretion on mortgage assets, net	(4,768,104)	(5,392,502)
Depreciation and other amortization	814,049	344,140
Net losses on insured mortgage security dispositions	77,223	625,813
Equity in earnings from investments	(9,804)	(426,915)
Lease termination and recapitalization expenses (non-cash portion)	(37,605)	242,840
Equity compensation	287,600	144,464
Impairment of mezzanine loan and REO asset	—	3,135,605
Impairment of CMBS	3,484,905	518,215
Hedging expenses (non-cash portion)	(718,403)	(306,910)
Changes in assets and liabilities:
Decrease in receivables and other assets	1,584,302	302,044
Increase (decrease) in payables and accrued expenses	1,734,719	(434,824)
(Purchases) sales of other MBS, net	(31,715)	135,220
Net cash provided by operating activities	5,974,445	5,916,196

Cash flows from investing activities:
Proceeds from mortgage security prepayments	22,661,921	53,186,864
Distributions from AIM Limited Partnerships	9,804	2,169,215
Receipt of principal payments from insured mortgage securities	67,921	394,317
Cash received (paid) in excess of income recognized on CMBS	3,536,714	(2,321,841)
Purchase of derivative instrument	(326,960)	—
Net cash provided by investing activities	25,949,400	53,428,555

Cash flows from financing activities:
Principal payments on recourse debt	—	(1,765,572)
Principal payments on non-recourse debt	(22,749,038)	(78,496,609)
Proceeds from issuance of recourse debt	—	20,935,000
Payment of dividends on preferred shares	(1,481,708)	(1,726,560)
Proceeds from the issuance of common stock, net	95,353	516,462
Proceeds from the issuance of preferred stock, net	—	14,733,802
Common stock repurchased	(290,043)	(115,748)
Net cash used in financing activities	(24,425,436)	(45,919,225)

Net increase in cash and cash equivalents	7,498,409	13,425,526

Cash and cash equivalents, beginning of period	41,073,516	21,698,957

Cash and cash equivalents, end of period	$48,571,925	$35,124,483

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

Our Board of Directors has engaged Citigroup Global Markets Inc. as its exclusive financial advisor to assist the Board in undertaking a review of various strategic alternatives, including a possible sale of CRIIMI MAE.  A Special Committee consisting of the independent members of our Board will review and consider, among other things, all proposals made to CRIIMI MAE or our shareholders, and will make recommendations regarding such proposals to our Board, all with the objective of maximizing shareholder value.  There can be no assurance that the process will result in any transaction.

REIT Status/Net Operating Loss for Tax Purposes

REIT Status.  We have elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code.  We are required to meet income, asset, ownership and distribution tests to maintain our REIT status.  Although there can be no assurance, we believe that we have satisfied the REIT requirements for all years through, and including, 2004.  There can also be no assurance that we will maintain our REIT status for 2005 or subsequent years.  If we fail to maintain our REIT status for any taxable year, we will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years.  Depending on the amount of any such federal and state income tax, we may have insufficient funds to pay any such tax and also may be unable to comply with some or all of our obligations, including our recourse debt.

Net Operating Loss for Tax Purposes/Trader Election.  For tax purposes, we elected in 2000 to be classified as a trader in securities.  We primarily trade in short duration fixed income securities, including CMBS, residential mortgage-backed securities and agency debt securities (such securities traded and all other securities of the type described constituting the “Trading Assets” to the extent owned by us or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary).  Such Trading Assets are classified as Other MBS on our consolidated balance sheet.

We generated a net taxable income of approximately $10.3 million during the year ended December 31, 2004.  We utilized a portion of our net operating loss (NOL) carryforward to reduce our 2004 taxable income to common shareholders to zero and, accordingly, our REIT distribution requirement was eliminated for 2004.  As of December 31, 2004, our accumulated and unused net operating loss was $297.5 million.  Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused NOLs cannot be carried back because we are a REIT.

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

To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement).  According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests.  In accordance with current SEC staff interpretations, we believe that all of our CMBS constitute Other Real Estate Interests and that certain of our CMBS also constitute Qualifying Interests.  On substantially all of our CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans.  Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related CMBS constitute Qualifying Interests.  As of March 31, 2005, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.  If the SEC or its staff were to take a different position with respect to whether such CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on us.

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

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of March 31, 2005 and December 31, 2004 (audited), the consolidated results of operations for the three months ended March 31, 2005 and 2004 and the consolidated cash flows for the three months ended March 31, 2005 and 2004.  The accompanying consolidated financial statements include the financial results of CRIIMI MAE and all of our majority-owned and controlled subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted.  While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

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

Comprehensive Income

The following table presents comprehensive income for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
(in thousands)	2005	2004
Net income before dividends paid on preferred shares	$2,310	$4,198
Adjustment to unrealized (losses) gains on mortgage assets	(16,392)	52,174
Adjustment to unrealized losses on derivative financial instruments	—	(4,752)

Comprehensive (loss) income	$(14,082)	$51,620

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

	Three months ended March 31,
(in thousands, except per share amounts)	2005	2004
Net income to common shareholders	$828	$2,471
Add: Stock-based compensation expense included in reported net income	288	144
Less: Stock-based compensation expense determined under the fair value based method for all awards	(302)	(235)
Pro forma net income to common shareholders	$814	$2,380

Earnings per share:
Basic – as reported	$.05	$0.16
Basic – pro forma	$.05	$0.15
Diluted – as reported	$.05	$0.16
Diluted – pro forma	$.05	$0.15

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.  Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative.  SFAS No. 123R is effective for all stock-based awards granted on or after January 1, 2006.  In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date.  Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123R.  SFAS No. 123R is effective for us on January 1, 2006.  We have not yet determined the impact of SFAS No. 123R.

3.                                      FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair values of our consolidated financial instruments are presented in accordance with GAAP, which defines fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, in other than a forced sale or liquidation.  These values do not represent our liquidation value or the value of the securities under a portfolio liquidation.

	As of March 31, 2005				As of December 31, 2004
	Amortized Cost		Fair Value		Amortized Cost		Fair Value
	(in thousands)
ASSETS:
CMBS (1)	$744,970		$942,132		$747,222		$960,656
Insured mortgage securities (1)	15,080		14,967		37,766		37,783
Other MBS (1)	4,229		4,090		4,161		4,059
Receivables and other assets	See footnote	(2)	See footnote	(2)	See footnote	(2)	See footnote	(2)
Cash and cash equivalents	48,572		48,572		41,074		41,074
Derivative net asset (1)	327		222		—		—

LIABILITIES:
Recourse debt:
Secured by pledge of CMBS	42,415		42,415		42,415		42,415
Senior subordinated secured note	31,267		33,112		31,267		33,831
Non-Recourse Debt:
Secured by pledge of CMBS	527,905		614,883		526,839		625,752
Secured by pledge of insured mortgage securities	6,736		6,736		29,485		29,485
Derivative net liability (1)	—		—		—		689

(1)               Recorded at fair value in the accompanying consolidated balance sheets.

(2)               CMSLP owned CMBS and interest-only strips with an aggregate amortized cost basis of approximately $1.0 million and $1.1 million and a fair value of approximately $1.0 million and $1.1 million as of March 31, 2005 and December 31, 2004, respectively.  The cost basis of all other receivables and other assets approximates fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CMBS

Our determination of fair values for our CMBS portfolio is a subjective process.  The process begins with the compilation and evaluation of pricing information (such as spreads to U.S. Treasury securities or yields) that, in our view, is commensurate with the market’s perception of value and risk of our assets and comparable assets.  We use a variety of sources to compile such pricing information including:  (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS or to the CMBS (or collateral) underlying our CMBS issued in connection with CRIIMI MAE Trust 1 Series 1996-C1 (or CBO-1) and CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2), (ii) communications with dealers, lenders, and active CMBS investors and/or advisors regarding the pricing and valuation of our securities and comparable securities, (iii) institutionally available research reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market’s perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of underlying commercial mortgage loans.  We make further adjustments to such pricing information based on our specific knowledge of our CMBS, including cash flow and characteristics of the particular CMBS, and the impact of relevant events, which is then used to determine the fair value of our CMBS using a discounted cash flow approach.  Expected future gross cash flows are discounted at assumed market yields for our CMBS not expected to sustain a loss. The fair value for those CMBS, or portion thereof, expected to incur principal losses and interest shortfalls (i.e., generally B- rated bonds through our unrated/issuer’s equity) based on our overall expected loss estimate are valued using a discounted cash flow approach applied to loss adjusted cash flows and a yield to maturity that, in our view, is commensurate with the market’s perception of the value and risk of comparable securities.  Such anticipated principal losses and interest shortfalls, as well as the timing and amount of potential recoveries of such shortfalls, are critical estimates and have been taken into consideration in the calculation of fair values and yields to maturity used to recognize interest income.  We have disclosed the range of discount rates by rating category used in determining the fair values as of March 31, 2005 in Note 4.

The liquidity of the subordinated CMBS market has historically been limited.  Additionally, during adverse market conditions, the liquidity of such market has been severely limited.  For this reason, among others, management’s estimate of the fair value of our CMBS could vary significantly from the value that could be realized in a current transaction or under certain market conditions.

Insured Mortgage Securities

The fair value estimates of our insured mortgage securities are based on available market information, certain third party information and management’s estimates.  We compare the interest rates on each of our insured mortgage securities to the applicable U.S. Treasury rate for a security with a comparable maturity plus a spread to determine an approximate market level interest rate relative to each of our insured mortgage securities and consider prepayment lockouts and penalties in determining the fair value of our insured mortgage securities. In general, our insured mortgage securities have relatively high coupon rates compared to current U.S. Treasury rates and low, if any, prepayment penalties. Accordingly, most of our insured mortgage securities are valued close to par. Insured mortgage securities that have some remaining prepayment penalties are valued to include the prepayment penalty likely to be paid in the event of prepayment.

Other MBS

The fair value of the Other MBS is an estimate based on the indicative market price from publicly available pricing services, as well as management estimates.

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Debt

The carrying amount of our variable rate debt approximates fair value because the current rate on the debt resets monthly based on market rates.  The fair value of our non-recourse debt secured by pledge of CMBS is estimated using a discounted cash flow methodology similar for CMBS described above.  The discount rate used to estimate the fair value of the BREF Debt was determined based on its par amount outstanding and makewhole amounts due pursuant to the terms of the BREF Debt.

Derivative Net Asset (Liability)

The fair value of our interest rate swap and option to purchase a swap are the estimated amounts that we would have realized if we would have terminated the agreements as of March 31, 2005 and December 31, 2004, taking into account current interest rates and information obtained from the counterparties and the current creditworthiness of the counterparties.

4.                                      CMBS

As of March 31, 2005, our assets include CMBS with an aggregate face amount of approximately $1.3 billion rated from AAA to D and unrated.  Certain of the CMBS assets relate to securitization transactions in which we did not surrender control of the assets and thus, as required by GAAP, the assets and the associated non-recourse debt are reflected in the consolidated balance sheet.  Accordingly, the interest income from such assets and interest expense from the associated non-recourse debt are also reflected in the consolidated income statements.  Cash flows from such assets are all required to service the debt, and therefore, we currently receive no cash flows from those assets.   Substantially all of our CMBS portfolio represents investments in securities issued in connection with CBO-1 and CBO-2.  The following is a summary of our CMBS as of March 31, 2005:

(in millions)	Fair Value	Amortized Cost	% of Total Fair Value of CMBS
CMBS Pledged to Secure Non-Recourse Debt	$614.9	$481.8	65%
Retained CMBS Portfolio	327.2	263.2	35%
Total CMBS Portfolio	$942.1	$745.0	100%

The aggregate investment by the Standard & Poor’s Rating Services (S&P) rating of the CMBS is as follows:

Security Rating	Face Amount as of 3/31/05	Weighted Average Pay Rate as of 3/31/05		Loss Adjusted Weighted Average Life as of 3/31/05 (1)	Fair Value as of 3/31/05 (7)	Discount Rate or Range of Discount Rates Used to Calculate Fair Value as of 3/31/05		Amortized Cost as of 3/31/05 (5) (6)
	(in millions)				(in millions)			(in millions)

CMBS Pledged To Secure Non-Recourse Debt
AAA (3)	$325.2	7.0%		6 years	$344.2	4.2 – 5.9%		$291.9

BBB- (4)	260.0	7.0%		9 years	270.7	6.2 – 6.5%		189.9
Total CMBS Pledged to Secure Non-Recourse Debt	585.2	7.0%		7 years	614.9			481.8

Retained CMBS Portfolio
CMBS Pledged to Secure Recourse Debt
BBB- (4)	59.0	7.0%		9 years	61.4	6.2 – 6.5%		43.1

BB+	70.9	7.0%		11 years	68.7	7.5%		48.5

B-	2.5	6.8%		9 years	1.7	13.1%		1.6
	132.4				131.8			93.2

CMBS

BB	35.5	7.0%		12 years	31.3	8.8%		21.7

B+	88.6	7.0%		13 years	55.7	13.8%		48.1

B- (2)	189.2	6.4%		20 years	85.6	15.0	%(8)	79.2

CCC (2)	70.9	0.0%		—	—	—		—

D (2)(9)	106.3	N/M		23 years	13.7	15.0	%(8)	13.7

Unrated/Issuer’s Equity (2)	116.5	N/M		1 year	9.1	15.0	%(8)	7.3

	607.0				195.4			170.0
Total Retained CMBS Portfolio	739.4	4.1	%(2)	14 years	327.2			263.2

Total CMBS	$1,324.6	5.4%		10 years	$942.1			$745.0

(1)               The loss adjusted weighted average life was weighted using fair values as of March 31, 2005 and represents the weighted average expected life of the CMBS based on our current estimate of future losses.

(2)               These CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our Retained CMBS Portfolio, or for a number of other reasons.  Such interest shortfalls will continue to accumulate until they are repaid through either excess interest and/or recoveries on the underlying CMBS or a re-characterization of principal cash flows, in which case they may be realized as a loss of principal on the Retained CMBS Portfolio.  Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of March 31, 2005.  The weighted average pay rate as of March 31, 2005 reflects an annualization of cash received as of quarter end based on the face amount outstanding.  This weighted average pay rate will likely change on a periodic basis due to the volatility of interest cash flows, certain reasons of which are described herein.  The unrated/issuer’s equity CMBS from CBO-1 and CBO-2 currently do not have a stated coupon rate since these securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority.  As a result, effective coupon rates on these securities are highly sensitive to the monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-1 and CBO-2.  Additionally, certain weighted average pay rates are not meaningful (N/M) due to the infrequent, volatile cash flows associated with such bonds.

(3)               In connection with CBO-2, $325.2 million (currently AAA rated) face amount of CMBS were sold with call options and $345 million (currently AAA rated) face amount were sold without call options.   Since we retained call options on certain sold CMBS, we did not surrender control of these CMBS pursuant to GAAP, and thus these CMBS are accounted for as a financing and are reflected as “CMBS Pledged to Secure Non-Recourse Debt” on the consolidated balance sheet.  See Note 6 to the consolidated financial statements for a discussion of the non-recourse debt issued in connection with this securitization transaction.

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

(5)               Amortized cost reflects approximately $3.5 million of impairment charges related to our CMBS which was recognized during the three months ended March 31, 2005.  These impairment charges are in addition to the cumulative impairment charges of approximately $278.8 million that were recognized through December 31, 2004.  Amortized cost of total CMBS was approximately $747.2 million at December 31, 2004.

(6)               See Note 8 to the consolidated financial statements for certain tax information related to our CMBS.

(7)               As of March 31, 2005, the aggregate fair values of the CBO-1, CBO-2, Nomura and MSC 1997-WF1 bonds were approximately $11.3 million, $926.0 million, $3.1 million and $1.7 million, respectively.

(8)               As a result of the estimated loss of principal on these CMBS, or a portion thereof, the fair values and discount rates of these CMBS are based on a loss adjusted yield to maturity.  The fair values of the B-, CCC, D rated and the unrated/issuer’s equity were derived primarily from interest cash flow and/or recoveries of prior interest shortfalls anticipated to be received since we currently assume that the full principal amount of these securities will not be recovered.  See also “Advance Limitations, Appraisal Reductions and Losses on CMBS” below.

(9)               Although the principal balance of the D rated bond in CBO-2 is expected to be outstanding for approximately 23 years, it is not anticipated that any principal will be collected.  Cash receipts from this bond are not received on a regular basis and, when and if received, are expected to be only in the form of recoveries of prior interest shortfalls to the extent interest shortfalls are not directed to any CBO-2 CMBS higher in priority.

Mortgage Loan Pool

We have $12.7 billion and $13.2 billion of seasoned commercial mortgage loans underlying our CMBS portfolio as of March 31, 2005 and December 31, 2004, respectively.  As of March 31, 2005, the commercial mortgage loans are secured by properties of the types and in the geographic locations identified below:

Property Type	3/31/05 Percentage(1)

Retail	29%
Multifamily	24%
Hotel	16%
Office	12%
Other	19%
Total	100%

Geographic Location	3/31/05 Percentage(1)

California	16%
Texas	9%
Florida	7%
Pennsylvania	5%
Other	63%
Total	100%

(1)               Based on a percentage of the total unpaid principal balance of the underlying loans.

Specially Serviced Mortgage Loans

Our servicing subsidiary, CRIIMI MAE Services Limited Partnership (CMSLP), performs special servicing on substantially all of the loans underlying our CMBS portfolio.  A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans.  When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures.  As special servicer, CMSLP earns fee income on services provided in connection with certain loan servicing function transferred to it from the master servicer.  The actions undertaken by CMSLP with respect to each loan are governed by the servicing standard and the pooling and servicing agreement (PSA) for each pool which generally requires CMSLP to operate in the best interest of all of the certificate holders, which may not necessarily be in the best interest of CRIIMI MAE.  Because CRIIMI MAE owns the first loss, unrated or lowest rated bond of virtually all of the CMBS transactions underlying our CMBS, CRIIMI MAE retains certain additional rights with respect to each specially serviced loan which rights are also set forth in the applicable PSA.

Historically, CMSLP has been special servicer with respect to all but a group of healthcare loans for a certain CMBS transaction underlying the Company’s portfolio.  Recently, CMSLP was named special servicer for the entire CMBS transaction.  The transaction includes a group of 10 healthcare and senior housing mortgage loans with an aggregate scheduled balance of $126.6 million, five of which have a scheduled balance totaling $71.4 million and are currently in special servicing.  To the extent losses on the healthcare loans exceed the principal balance of certain underlying healthcare certificates, we will suffer such excess losses in the form of interest shortfalls and/or additional principal losses to our CMBS.

As of March 31, 2005 and December 31, 2004, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

	3/31/05	12/31/04
	(in millions)
Specially serviced loans due to monetary default (1) (2)	$710.1	$779.1
Specially serviced loans due to covenant default/other	41.0	41.4
Total specially serviced loans	$751.1	$820.5
Percentage of total mortgage loans	5.9%	6.2%

(1)               Includes $206.8 million and $208.6 million, respectively, of real estate owned by the underlying securitization trusts.  See the table below regarding property type concentrations for further information on real estate owned by the underlying securitization trusts.  Also includes loans transferred into special servicing for “imminent default” but where monetary default may not yet actually have occurred.

(2)               As discussed below, we continue to classify the $134.7 million in Shilo Inn loans as specially serviced.

The specially serviced mortgage loans as of March 31, 2005 were secured by properties of the types and located in the states identified below:

Property Type	$ (in millions)		Percentage

Hotel	$316.1	(1)(2)	42%
Healthcare	140.3	(1)	19%
Retail	123.7	(1)	16%
Multifamily	94.3		13%
Office	36.4		5%
Industrial	20.3		3%
Other	20.0		2%
Total	$751.1		100%

Geographic Location	$ (in millions)	Percentage

Florida	$116.8	16%
Oregon	79.8	11%
Texas	72.7	10%
North Carolina	51.7	7%
Michigan	41.8	6%
Other	388.3	50%
Total	$751.1	100%

(1)               Approximately $101.1 million, $18.4 million and $40.6 million, respectively, of these loans in special servicing are real estate owned by the underlying securitization trusts.

(2)               See below for a discussion related to the Shilo Inn loans.

The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2004 to March 31, 2005:

(in millions)
Specially Serviced Loans at December 31, 2004	$820.5
Transfers out of special servicing	(112.0)
Transfers in due to monetary default	37.3
Transfers in due to covenant default and other	12.9
Loan amortization (1)	(4.2)
Other	(3.4)
Specially Serviced Loans at March 31, 2005	$751.1

(1)          Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by master servicers.

As of March 31, 2005, the most significant borrowing relationship with respect to unpaid principal balance in our specially serviced portfolio, the Shilo Inn loans, consisted of 23 loans with an aggregate principal balance of $134.7 million spread across three CMBS transactions and secured by 23 hotel properties in the West and Pacific Northwestern states.  The special purpose borrowing entities had filed for bankruptcy protection in February 2002 and CMSLP, as special servicer for the related securitization trusts, entered into comprehensive loan modifications in March 2003.  In April 2004, the related PSAs were amended to clarify the manner by which the master servicers could recoup their outstanding liquidity and property protection advances.  All outstanding master servicer advances have since been repaid.

Although the borrowers have made monthly principal and interest payments under the loan modifications through April 2005, we continue to classify the Shilo Inn loans as specially serviced loans due to the fact that the borrowers have continued to indicate to us that, based on the operations of the properties, they may not have the wherewithal to continue making their mortgage loan payments.  We are exploring alternatives to fully resolve these specially serviced loans in the best interests of the securitization trusts’ certificateholders.

Advance Limitations, Appraisal Reductions and Losses on CMBS

We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions, advance limitations, and/or expenses and other shortfalls specific to certain trusts.  An appraisal reduction event can result in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan.  As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement.  In general, the master servicer can advance up to a maximum of the difference between 90% of the property’s appraised value and the sum of accumulated principal and interest advances and expenses.  The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss on our Retained CMBS Portfolio than the calculated appraisal reduction amount.  Total appraisal reductions as of March 31, 2005 for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as estimated by us were approximately $36.4 million, $143.0 million and $9.3 million for CBO-1, CBO-2 and Nomura, respectively, for a total of $188.7 million.

Certain CMBS from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives.  The following table summarizes the actual realized losses on our CMBS through March 31, 2005 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future real estate losses underlying our CMBS, including real estate losses which may be realized outside of our CMBS ownership.

	CBO-1	CBO-2	Nomura	Total
	(in thousands)
Years 1999 through 2003 actual realized losses	$27,834	$92,510	$2,721	$123,065
Year 2004 actual realized losses	44,967	70,529	7,519	123,015
Actual realized losses, January 1 through March 31, 2005	2,911	18,794	6,442	28,147
Cumulative actual realized losses through March 31, 2005	75,712	181,833	16,682	274,227

Expected loss estimates through the remainder of year 2005	40,066	113,604	7,293	160,963
Expected loss estimates for the year 2006	5,307	82,479	11,042	98,828
Expected loss estimates for the year 2007	4,641	18,056	4,807	27,504
Expected loss estimates for the year 2008	1,204	6,792	2,736	10,732
Expected loss estimates for the year 2009	826	7,173	2,253	10,252
Expected loss estimates for the remaining life of CMBS	7,273	22,501	6,866	36,640
Cumulative expected loss estimates (including cumulative actual realized losses) through life of CMBS	$135,029	$432,438	$51,679	$619,146

We decreased our overall expected loss estimate related to our subordinated CMBS from approximately $628 million as of December 31, 2004 to $619 million as of March 31, 2005, with such total losses occurring or expected to occur through the life of the CMBS portfolio.  This reduction to the overall expected loss estimate includes, among other things, changes in the actual and/or anticipated amount and timing of resolution and disposition of certain specially serviced assets.  Additionally, our estimates of overall expected losses include estimates of future loss exposure which relate in part to underlying mortgage loans which are performing today, but which we expect may default at some point in the future, at which time we estimate that losses may occur.  Such estimates are subject to change as market conditions change.  There can be no assurance that our overall expected loss estimate of $619 million, as of March 31, 2005, will not be exceeded as a result of additional or existing adverse events or circumstances.

During the three months ended March 31, 2005, we determined that there had been an adverse change in expected future cash flows for certain of our CMBS due primarily to a change in timing of anticipated cash flows.  As a result, we determined that these CMBS had been impaired under EITF 99-20.  We recorded other than temporary impairment charges on certain CMBS through the consolidated income statement of $3.5 million for the three months ended March 31, 2005.

Yield to Maturity

The following table summarizes yield-to-maturity information relating to our CMBS:

	Current Anticipated Yield-to- Maturity as of 4/1/05 (1)	Anticipated Yield-to- Maturity as of 1/1/05 (1)

CMBS Pledged to Secure Non-Recourse Debt	10.4%	10.4%

Retained CMBS Portfolio	14.5%	15.8%

Weighted Average	11.8%	12.3%

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

•                  a liquidity premium; except,

•                  for those CMBS or portion thereof expected to experience principal write-downs over their lives, we use an estimated discount rate that may or may not be based on U.S. Treasury rates that we believe approximates the market rate of return for similar securities.

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

Sensitivity of Fair Value to Changes in Credit Losses

For purposes of this disclosure, we used a market convention for simulating the impact of increased credit losses on CMBS.  Generally, the industry uses a combination of an assumed percentage of loan defaults (referred to in the industry as a Constant Default Rate or “CDR”), a lag period and an assumed loss severity.  For purposes of this disclosure, we assumed the following loss scenarios, each of which was assumed to begin immediately following March 31, 2005: (i) 3.0% per annum of the commercial mortgage loans were assumed to default and 30% of the then outstanding principal amount of the defaulted commercial mortgage loans were assumed to be lost (referred to in the industry as a 3.0% CDR and 30% loss severity, and referred to herein as the “3%/30% CDR Loss Scenario”), and (ii) 3.0% per annum of each commercial mortgage was assumed to default and 40% of the then outstanding principal amount of each commercial mortgage loan was assumed to be lost (referred to in the industry as a 3.0% CDR and 40% loss severity, and referred to herein as the “3%/40% CDR Loss Scenario”).  The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our total CMBS portfolio by approximately $52.8 million (or 5.6%) and $93.0 million (or 9.9%), respectively.  The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our Retained CMBS Portfolio (portion BBB- through unrated/issuer’s equity) by approximately $52.9 million (or 16.2%) and $93.8 million (or 28.7%), respectively.

The aggregate amount of credit losses assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario and the actual realized losses through March 31, 2005 totaled approximately $739.4 million and $836.1 million, respectively.  These amounts are in comparison to the aggregate amount of anticipated credit losses estimated by us as of March 31, 2005 of approximately $619.1 million used to calculate GAAP income yields.  It should be noted that the amount and timing of the anticipated credit losses assumed by us related to the GAAP income yields are not directly comparable to those assumed under the 3%/30% CDR Loss

Scenario and the 3%/40% CDR Loss Scenario.

Sensitivity of Fair Value to Changes in the Discount Rate

The required rate of return used to determine the fair value of our CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium.  These variables are combined to determine a total rate that, when used to discount the CMBS’s assumed stream of future cash flows, results in a net present value of such cash flows.  The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market’s perception of the issuers and the credit fundamentals of the commercial real estate underlying each pool of commercial mortgage loans.  For purposes of this disclosure, we assumed that the discount rate used to determine the fair value of our CMBS increased by 100 basis points and 200 basis points.  The increase in the discount rate by 100 and 200 basis points, respectively, would result in a corresponding decline in the value of our total CMBS portfolio by approximately $50.3 million (or 5.3%) and $96.9 million (or 10.3%), respectively, and our Retained CMBS Portfolio by approximately $18.9 million (or 5.8%) and $36.1 million (or 11.0%), respectively.

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

Sensitivity of Fair Value to Extension Risk

For purposes of this disclosure, we assumed that the maturity date of each commercial mortgage loan underlying the CMBS was extended for a period of 12 months and 24 months beyond the contractual or anticipated maturity date specified in each mortgage loan.  The delay in the timing and receipt of such cash flows for an extended period of time consisting of 12 months and 24 months, respectively, would result in a corresponding decline in the value of our total CMBS portfolio by approximately $1.2 million (or 0.1%) and $3.1 million (or 0.3%), respectively, and our Retained CMBS Portfolio by approximately $3.1 million (or 1.0%) and $6.4 million (or 1.9%), respectively.

Impact of Prepayment Risk on Fair Value of Retained CMBS Portfolio

Our CMBS were purchased at a discount to their face amount due to their subordinated claim to principal and interest cash flows and priority of allocation of realized losses.  As a result of the discounted purchase price, the return of principal sooner than anticipated from prepayments, and/or in amounts greater than initially assumed when determining the discounted purchase price, would result in an increase in the value of our Retained CMBS Portfolio.  Such appreciation in value would result from the higher subordination level of the CMBS transaction relative to comparable CMBS and the potential for an upgrade in the ratings category of the security and cash flows to us sooner than expected.  Since the effects of prepayments would enhance the value of our CMBS, other than if high-coupon mortgage loans underlying our Retained CMBS Portfolio are prepaid thus reducing the excess interest available to our CMBS, the effects of increased prepayments were excluded from the sensitivity analysis above.

5.                                      INSURED MORTGAGE SECURITIES

We own the following insured mortgage securities, all of which are GNMA mortgage-backed securities.

Date	Number of Mortgage Securities	Fair Value (1)	Amortized Cost	Weighted Average Effective Interest Rate (2)	Weighted Average Remaining Term (2)
		(in thousands)	(in thousands)

March 31, 2005	6	$14,967	$15,080	6.99%	25 years

December 31, 2004	10	$37,783	$37,766	7.37%	26 years

(1)               These assets are pledged to secure amounts borrowed under the Deutsche Bank secured borrowing facility.

(2)               Weighted averages were computed using total face amount of the mortgage securities.  It is likely that some or all of the underlying mortgage loans will prepay.  Weighted average lives are less than one year based on our review of remaining prepayment restrictions, lockouts, and prepayment assumptions.

6.                                      OBLIGATIONS UNDER FINANCING FACILITIES

The following table summarizes our debt outstanding as of March 31, 2005 and December 31, 2004.

	As of March 31, 2005
	Ending Balance	Weighted Average Effective Rate at Quarter End (1)	December 31, 2004 Ending Balance
	(in thousands)		(in thousands)

Recourse to CRIIMI MAE:
Secured by pledge of CMBS (2)	$42,415	4.6%	$42,415
Senior subordinated secured note	31,267	16.2%	31,267
Total recourse debt	73,682	9.6%	73,682

Non-Recourse to CRIIMI MAE:
Secured by pledge of CMBS (3)	527,905	8.6%	526,838
Secured by pledge of insured mortgage securities (4)	6,735	3.6%	29,485
Total non-recourse debt	534,640	8.5%	556,323
TOTAL DEBT	$608,322	8.6%	$630,005

(1)          The weighted average effective interest rate includes the amortization of deferred financing costs and amortization of the discount, if applicable.

(2)          CRIIMI MAE has guaranteed 10%, or up to $4.2 million, of the outstanding debt.

(3)          As of March 31, 2005 and December 31, 2004, the face amount of the debt was $585.2 million with unamortized discount of $57.3 million and $58.4 million, respectively.  The fair value of the collateral securing such debt as of March 31, 2005 and December 31, 2004 was $614.9 million and $625.8 million, respectively.

(4)          As of March 31, 2005 and December 31, 2004, the fair value of the collateral securing such debt was $15.0 million and $37.8 million, respectively.

RECOURSE DEBT

Secured by Pledge of CMBS

Deutsche Bank $95 Million Secured Borrowing Facility

Deutsche Bank provided a $95 million secured borrowing facility to one of our subsidiaries, in the form of a repurchase transaction, on June 30, 2004.  We used $42 million of this facility towards the repayment of our Bear Stearns debt.  The $42 million advance, which is secured by two of our CMBS (the retained junior interest in our BBB- rated CMBS and our BB+ rated CMBS) which have an aggregate fair value of $130.1 million as of March 31, 2005, bears interest at a per annum rate equal to one month LIBOR plus 1.25%, payable monthly.  The resulting loan-to-value ratio was approximately 32% as of March 31, 2005.  Recourse is limited to 10% of the outstanding borrowing amount, or $4.2 million, as of March 31, 2005.  In June 2004, we paid Deutsche Bank $315,000, or 0.75% of the $42 million advance as a structuring fee.  See “Non-Recourse Debt Secured by Pledge of Insured Mortgage Securities - Deutsche Bank $95 million Secured Borrowing Facility” for a description of an additional $6.7 million outstanding under this facility as of March 31, 2005.

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

Bear Stearns $200 Million Secured Borrowing Facility

We have a $200 million secured borrowing facility, in the form of a repurchase transaction, with Bear Stearns.  As of March 31, 2005, the outstanding balance under this facility is $415,000, which bears interest at a rate of one-month LIBOR plus 1.5%.  The debt is collateralized by $2.5 million face amount ($1.7 million fair value as of March 31, 2005) of a B- rated CMBS that was purchased in April 2004.  This facility may be used for the acquisition of CMBS and for financing certain other transactions involving securities.  The securities to be transferred to Bear Stearns in each transaction under this facility will be subject to the approval of Bear Stearns in its sole discretion.  The maturity date of each transaction will be determined at the time the transaction is closed and, in each case will be on or before August 14, 2005.  If the market value of the collateral declines we may be required to pay down the debt or post additional collateral.  The financing available for subordinated CMBS purchased under this facility ranges from 80% to 15% of the market value of the CMBS.  The applicable percentage depends primarily upon the ratings category of the CMBS and, to a lesser extent, upon the number of issuer trusts from which we have purchased CMBS.   As to each CMBS transaction, accrued and unpaid interest will be payable monthly at an annual rate ranging from one-month LIBOR plus 0.8% to one-month LIBOR plus 2% and all unpaid principal and accrued and unpaid interest will be payable at maturity.  We have guaranteed the obligations of our subsidiary, CRIIMI MAE Asset Acquisition Corp., under this facility.

Senior Subordinated Secured Note

BREF Debt

In connection with our January 2003 recapitalization, Brascan Real Estate Finance Fund I L.P. (BREF Fund) purchased $30 million face amount of our newly issued secured subordinated debt (BREF Debt) and subsequently assigned it to an affiliate BREF One, LLC, Series A (BREF One), in November 2004.  The BREF Debt matures on January 13, 2006 and bears interest at an annual rate of 15%.  The interest on the BREF Debt is payable semi-annually and there are no principal payments until maturity.  We have the right to defer two-thirds of the interest on the BREF Debt during its term.  On the June 15, 2003 payment date, we deferred two-thirds of the interest or approximately $1.3 million, due on that date.  This deferred interest was capitalized and treated as additional principal due upon maturity.  No subsequent interest payments have been deferred.  The BREF Debt is secured by first liens on the equity interests of two of our subsidiaries.  Although these liens effectively provide BREF One with an indirect lien on substantially all of our Retained CMBS Portfolio and all of our insured mortgage securities, Deutsche Bank has first direct liens on our retained junior interest in our BBB- rated CMBS, our BB+ rated CMBS and insured mortgage securities.  Pursuant to the Investment Agreement as assigned to BREF One, we are also obligated to pay BREF One a quarterly maintenance fee of $434,000 through January 2006.

NON-RECOURSE DEBT

Secured by Pledge of CMBS

In connection with our CBO-2 re-securitization transaction, we issued $328 million original face amount of non-recourse debt.  The outstanding face amount and amortized cost of this debt was $325.2 million and $289.5 million, respectively, as of March 31, 2005.

On June 30, 2004, we issued a senior interest certificate with a face amount of $260 million in our $319 million (currently BBB- rated) CBO-2 bonds to Deutsche Bank Securities Inc.  The issuance of the $260 million senior interest certificate was priced to yield approximately 8.5% and netted proceeds of approximately $237 million, which were used towards repayment of the remaining balance of the Bear Stearns debt.  We have the right, after five years, to repurchase the senior interest certificate at a price calculated by using the then applicable interest rate swap rate plus 1.65%.  The outstanding face amount and amortized cost of this debt was $260 million and $238.4 million, respectively, as of March 31, 2005.

Secured by Pledge of Insured Mortgage Securities

Deutsche Bank $95 Million Secured Borrowing Facility

As previously discussed, Deutsche Bank provided a $95 million secured borrowing facility to us, in the form of a repurchase transaction, on June 30, 2004.  In addition to the $42 million advance described above as recourse debt, we originally borrowed an additional $53 million of this facility on June 30, 2004 towards the repayment of amounts owing on our Bear Stearns $200 million secured borrowing facility.  As of March 31, 2005, the non-recourse amount outstanding was approximately $6.7 million, is secured by our insured mortgage securities, and bears interest at a per annum rate equal to one month LIBOR plus 0.10%, payable monthly.  See previous discussion of Deutsche Bank debt secured by CMBS for a summary of certain other terms and conditions related to this facility.

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

7.                                      DERIVATIVE FINANCIAL INSTRUMENTS

On March 28, 2005, we purchased an option on a 10-year interest rate swap which, if exercised by us and under certain conditions, would require us to pay a fixed interest rate of 5.5% per annum in exchange for floating payments based on one-month LIBOR, each calculated on a notional amount of $134 million over a 10-year term.  This option was purchased from Citibank N.A. for a cost of approximately $327,000 and expires on May 16, 2005.  We purchased this option to manage the risk that an increase in interest rates would reduce the fair value of our Retained CMBS Portfolio while our Board undertakes a review of various strategic alternatives, including a possible sale of CRIIMI MAE.  Our total obligation under the option is equal to the purchase price, unless we exercise the option and assume the fixed interest rate obligations of the swap.  On the expiration date, if the option has value to the Company, we may realize such value through a sale of the option, or under certain circumstances, by becoming the fixed rate payer under the swap.  This option was not designated as a hedging instrument and, as a result, changes in fair value are recognized in current period earnings as net gains (losses) on derivatives.

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

We recognized approximately $489,000 and $318,000 of net gains on derivatives during the three months ended March 31, 2005 and 2004, respectively.

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

A summary of our year-to-date estimated taxable income to common shareholders and the remaining NOL carry forward as of March 31, 2005 is as follows:

(in millions)
Taxable income to common shareholders for the three months ended March 31, 2005 prior to NOL carry forward	$6.1
LESS: Utilization of NOL carry forward	(6.1)
Taxable income to common shareholders for the three months ended March 31, 2005	$—

Accumulated NOL through December 31, 2004	$(297.5)
NOL utilization during the three months ended March 31, 2005	6.1
NOL carried forward for use in future periods	$(291.4)

The NOL carry forward of $291.4 million at March 31, 2005 can be carried forward to offset future taxable income until it is fully utilized or it expires.  If the carry forwards are not used, they will expire between the years 2021 and 2024.

As discussed above, taxable income will generally differ from GAAP net income during a given period, and such differences are likely to be material.  A summary of significant items that give rise to differences in GAAP net income and taxable net income (loss) is as follows:

	Three months ended March 31, 2005
	2005	2004
	(in millions)
Included in taxable income (loss):
Realized credit losses on CMBS	$8.3	$8.2
Excluded from taxable income (loss):
Impairment on CMBS	3.5	0.5

The adjusted tax basis of the underlying CMBS was approximately $1.1 billion as of March 31, 2005.  For GAAP purposes, the amortized cost basis of our CMBS was approximately $745.0 million as of March 31, 2005.  The tax and GAAP basis of the aggregate debt obligations related to the financings of our CMBS was approximately $954.6 million and $601.6 million, respectively, at March 31, 2005.

Taxable REIT Subsidiaries (TRS)

Our TRSs are separate taxable entities that cannot use CRIIMI MAE Inc.’s net operating loss carryforward to reduce their taxable income.  Thus, we will recognize income tax expense to the extent these subsidiaries are subject to income taxes.  Our TRSs had a taxable loss, before their own NOL carrybacks, of approximately $505,000 for the three months ended March 31, 2005.  At March 31, 2005, our TRSs had a net deferred tax asset of approximately $1,887,000.  The primary components of the TRS’ net deferred tax asset result from net operating loss and disallowed interest expense carryforward.  Realization of this net deferred tax asset is not more likely than not, and accordingly, a full valuation allowance has been established.

9.                                      COMMON STOCK

We had 300,000,000 authorized shares and 15,584,734 and 15,546,667 issued and outstanding shares of $0.01 par value common stock as of March 31, 2005 and December 31, 2004, respectively.  The following table summarizes the common stock activity through March 31, 2005:

Description	Common Shares Issued

Balance as of December 31, 2004	15,546,667
Common shares issued	2,142
Restricted common shares issued	44,100
Stock options exercised	9,883
Common shares repurchased	(18,058)
Balance as of March 31, 2005	15,584,734

In connection with the January 2003 recapitalization, BREF Fund received seven-year warrants to purchase up to 336,835 additional shares of common stock at $11.50 per share, or approximately $13.9 million (such securities were subsequently transferred to BREF One in November 2004).  The fair value of the warrants was calculated in January 2003 as approximately $2.6 million using the Black-Scholes option pricing model.  The assumptions we used to value the warrants are consistent with the assumptions used to value our stock options.  The warrants are a component of equity.

10.                               PREFERRED STOCK

As of March 31, 2005, 75,000,000 shares of preferred stock were authorized.  As of March 31, 2005, 3,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock), and 45,000 shares were designated as Series H Junior Preferred Stock.

Series B Cumulative Convertible Preferred Stock

As of March 31, 2005 and December 31, 2004, there were 2,178,982 shares of Series B Preferred Stock issued and outstanding.  The Series B Preferred Stock provides for a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $3.00, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 0.4797 times one plus a conversion premium of 3%, subject to further adjustment upon the occurrence of certain events.  As of March 31, 2005, each share of Series B Preferred Stock was convertible into 0.4797 shares of common stock.  On March 3, 2005, we declared a dividend payment of $0.68 per share of Series B Preferred Stock to shareholders of record on March 18, 2005.  The aggregate dividends of $1,481,708 were paid on March 31, 2005.

On May 4, 2005, we declared cash dividends of $0.68 per share of Series B Preferred Stock payable on June 30, 2005 to shareholders of record on June 17, 2005.

Series H Junior Preferred Stock

As of March 31, 2005 and December 31, 2004, there were no issued and outstanding shares of Series H Junior Preferred Stock.

11.                               EARNINGS PER SHARE

The following tables reconcile basic and diluted earnings per share for the three months ended March 31, 2005 and 2004.

	(in thousands, except share amounts)
	For the three months ended March 31, 2005			For the three months ended March 31, 2004
	Income	Weighted Average Shares Outstanding	Per Share Amount	Income	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share:
Income to common shareholders	$828	15,516,287	$.05	$2,471	15,385,906	$0.16
Dilutive effect of securities (1):
Stock options	—	290,154		—	243,417
Unvested restricted stock	—	13,052		—	13,419
Warrants	—	122,020		—	—
Convertible Preferred Stock	—	—		—	—
RSUs	—	4,797		—	—
Diluted earnings per share (1):
Income to common shareholders	$828	15,946,310	$.05	$2,471	15,642,742	$0.16

(1)          Common stock options, unvested restricted stock, RSUs, common stock warrants, and convertible preferred stock have been excluded from dilutive earnings per share computations when such items are anti-dilutive.

12.                               TRANSACTIONS WITH RELATED PARTIES

The following is a summary of the related party transactions which occurred during the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
	(in thousands)

Amounts paid or accrued to BREF One and affiliates (1)
Compensation for services of CEO (2)(3)	$188	$125
Interest expense on BREF Debt	1,172	1,172
BREF maintenance fee	434	434
Expense reimbursements to affiliates of BREF One and employees of these affiliates (3)	3	5
Total	$1,797	$1,736

Amounts received or accrued from the AIM Limited Partnerships (4)
Income/gain (5)	$10	$29
Return of capital (6)	—	956
Liquidation proceeds (7)	—	1,815
Expense reimbursements from AIM Limited Partnerships (6)	33	50
Total	$43	$2,850

Amounts received or accrued from AIM Acquisition Limited Partnership (5)	$5	$18

(1)          As discussed in Note 9, we issued seven-year warrants to BREF Fund (subsequently assigned to BREF One) to purchase up to 336,835 shares of our common stock at $11.50 per share in connection with the January 2003 recapitalization.  There are also other existing and potential relationships, transactions and agreements with BREF One relating to the composition of our Board of Directors, additional subordinated debt financing, non-competition and other matters.

(2)          Barry Blattman, our Chairman and CEO, is affiliated with BREF One.  Subject to the approval of the Compensation and Stock Option Committee and the approval of the disinterested members of the Board, we expect to pay Brascan Real Estate Financial Partners, LLC (BREF Partners), an affiliate of BREF One, for Mr. Blattman’s services as Chairman and CEO during 2005.  While the Compensation and Stock Option Committee has not set Mr. Blattman’s base compensation for 2005, we have accrued an estimated amount payable for the respective time period.

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

13.                               COMMITMENTS AND CONTINGENCIES

Litigation – Other

In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us.  Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Contractual Obligations

We have entered into employments agreements with three of our senior executive officers.  The provisions of the employment agreements include minimum annual base salaries, guaranteed minimum cash bonus payments, and restricted stock awards and stock bonuses.  These contracts are primarily “at will” employment agreements, under which we or the executive may terminate employment for any reason or no reason.  If we terminate the employment of any of these executives without cause, then we are obligated to pay the executive as specified in the contract.  Under the employment agreements, minimum aggregate severance payments payable by us through December 31, 2005 would be approximately $400,000.

We entered into change in control agreements with five of our senior executive officers which provide for certain payments upon the termination of such officer’s employment by us without cause or by such officer for “good reason” following a “change in control” of CRIIMI MAE Inc. (each as defined in the agreement).  Aggregate payments under the change of control agreements would approximate $7.8 million, excluding items such as prorated guaranteed minimum cash bonus payments pursuant to respective employment agreements.  Such aggregate payments have not been accrued as of March 31, 2005 because no change of control and no termination of employment has occurred.

14.                               SEGMENT REPORTING

Management currently assesses our performance and allocates capital principally on the basis of two lines of business: portfolio investment and mortgage servicing.  These two lines of business are managed separately as they provide different sources and types of revenues.

Portfolio investment currently includes (i) CMBS, (ii) investments in government insured mortgage securities, (iii) investments in mezzanine loans and (iv) cash and liquid assets.  Our income from this segment is primarily generated by our Retained CMBS Portfolio.

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

The following tables detail the financial performance of these operating segments for the three months ended March 31, 2005 and 2004.

	For the three months ended March 31, 2005
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
	(in thousands)
Interest income	$22,620	$—	$—	$22,620
Interest expense	(13,158)	—	—	(13,158)
Net interest margin	9,462	—	—	9,462

Fee/Other income	365	1,971	—	2,336
General and administrative expenses	(2,659)	—	(157)	(2,816)
Equity compensation expense	(288)	—	—	(288)
Depreciation and amortization	(601)	—	—	(601)
Servicing general and administrative expenses	—	(2,258)	157	(2,101)
Servicing amortization, depreciation and impairment	—	(213)	—	(213)
BREF maintenance fee	(434)	—	—	(434)
Net losses on mortgage security dispositions	(77)	—	—	(77)
Impairment of CMBS	(3,485)	—	—	(3,485)
Net gains on derivatives	489	—	—	489
Net income from lease termination and recapitalization	38	—	—	38
	(6,652)	(500)	—	(7,152)
Net income (loss) before dividends paid on preferred shares	$2,810	$(500)	$—	$2,310

Total assets	$1,024,160	$9,002	$—	$1,033,162

	For the three months ended March 31, 2004
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
	(in thousands)
Interest income	$24,310	$—	$—	$24,310
Interest expense	(13,388)	—	—	(13,388)
Net interest margin	10,922	—	—	10,922

Fee/Other income	742	3,008	—	3,750
General and administrative expenses	(2,532)	—	(179)	(2,711)
Equity compensation expense	(145)	—	—	(145)
Depreciation and amortization	(116)	—	—	(116)
Servicing general and administrative expenses	—	(2,104)	179	(1,925)
Servicing amortization, depreciation and impairment	—	(228)	—	(228)
Income tax expense	(3)	—	—	(3)
BREF maintenance fee	(434)	—	—	(434)
Net loss on mortgage security dispositions	(626)	—	—	(626)
Net loss on extinguishment of debt	(707)	—	—	(707)
Impairment of real estate owned	(2,609)	—	—	(2,609)
Impairment of CMBS	(518)	—	—	(518)
Impairment of mezzanine loan	(527)	—	—	(527)
Net gains on derivatives	318	—	—	318
Net expense from lease termination and recapitalization	(243)	—	—	(243)
	(7,400)	676	—	(6,724)
Net income before dividends paid on preferred shares	$3,522	$676	$—	$4,198

Total assets	$1,066,893	$9,925	$—	$1,076,818

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS.  When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or shareholder communications, the words “believe,” “anticipate,” “expect,” “contemplate,” “may,” “will” and similar expressions are intended to identify forward-looking statements.  Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risks described or referenced herein and in our reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, including our Annual Report on Form 10-K for the year ended December 31, 2004.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Introduction

CRIIMI MAE Inc. (together with its consolidated subsidiaries, We or CRIIMI MAE) is a commercial mortgage company structured as a self-administered real estate investment trust (or REIT).  We currently own and manage a significant portfolio of commercial mortgage-related assets.  Historically, we have focused primarily on acquiring high-yielding, non-investment grade (rated below BBB- or unrated) commercial mortgage-backed securities (subordinated CMBS).  We commenced operations in 1989, are incorporated in Maryland, and are not a government sponsored entity or in any way affiliated with the United States government or any United States government agency.  Our common stock is traded on the New York Stock Exchange under the “CMM”.  Our Series B Preferred Stock is traded on the New York Stock Exchange under the symbol “CMMPRB”.

Our existing business consists of investments in our core assets, which are CMBS backed by pools of commercial mortgage loans on multifamily, retail, hotel, and other commercial real estate; investments in non-core assets, including investments in government-insured mortgage backed securities and a limited number of other assets; trading in CMBS, residential mortgage-backed securities, agency debt securities and other fixed income securities; and asset management through our servicing subsidiary, CRIIMI MAE Services Limited Partnership (CMSLP).  CMSLP performs special servicing and asset management on substantially all of the commercial mortgage loans underlying our CMBS.

Currently, our primary source of revenue and cash relates to our Retained CMBS Portfolio, which represents all CMBS except for those which have been pledged to secure non-recourse debt (as set forth in “Financial Condition – Summary of CMBS”).  We receive cash from our Retained CMBS Portfolio in connection with payments made on the underlying commercial mortgage loans.  The net interest margin related to our CMBS is impacted by, among other things, the credit performance of the mortgage loans underlying our CMBS and the interest expense on our debt.

On June 30, 2004, we completed a comprehensive refinancing transaction that included the payoff of a substantial portion of our recourse debt through the issuance of a repurchasable senior interest certificate in our BB- rated CMBS.  This refinancing effectively completed the restructuring of our balance sheet, resulted in additional match-funding of our core assets through the issuance of non-recourse debt, and provided us with the ability to pursue strategic alternatives while we continue our portfolio investment and asset management business.

Recent Development

Our Board of Directors has engaged Citigroup Global Markets Inc. as its exclusive financial advisor to assist the Board in undertaking a review of various strategic alternatives, including a possible sale of CRIIMI MAE.  A Special Committee, consisting of independent members of our Board, will review and consider, among other things, all proposals made to CRIIMI MAE or our shareholders, and will make recommendations regarding such proposals to our Board, all with the objective of maximizing shareholder value.  There can be no assurance that the process will result in any transaction.

We entered into change in control agreements with five of our senior executive officers which provide for certain payments upon the termination of such officer’s employment by us without cause or by such officer for “good reason” following a “change in control” of CRIIMI MAE Inc. (each as defined in the agreement).  Aggregate payments under the change of control agreements would approximate $7.8 million, excluding items such as prorated guaranteed minimum cash bonus payments pursuant to respective employment agreements.  Such aggregate payments have not been accrued as of March 31, 2005 because no change of control and no termination of employment has occurred.

Liquidity and Cash Flow

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments and for other general business purposes.  Currently, our primary source of funds for liquidity consists of cash flows from our Retained CMBS Portfolio and, to a lesser extent, cash flows from our non-core assets.

Our ability to make mortgage related investments, if any, depends on, among other things, our internally generated cash flows, available liquidity, and our ability to access additional capital.  Factors which could affect our ability to access additional capital include among other things, the amount of our debt, the cost and availability of such capital at terms that will be acceptable to us, the availability of investment products at attractive rates of return, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, the effects of external events, general economic conditions, perceptions in the capital markets of our business, results of our operations, and our financial leverage, financial condition, and business prospects.

Summary of Significant Sources and Uses of Cash:

The following table is a summary of CRIIMI MAE’s significant sources and uses of cash during the three months ended March 31, 2005 and 2004:

	For the three months ended
	March 31, 2005	March 31, 2004
	(in millions)
Sources and Uses of Cash related to Other Activities (1):

Cash received from Retained CMBS Portfolio	$11.4	$9.5
Cash from non-core assets (2)	1.0	3.3
Cash used to service debt, excluding match-funded debt:
Principal payments	—	(1.3)
Interest payments	(0.5)	(3.2)
Cash used to make interest rate swap payments	(0.2)	(0.8)
General and administrative expenses (3)	(2.8)	(2.7)
BREF maintenance fee (3)	(0.4)	(0.4)
Cash used to pay preferred dividends	(1.5)	(1.7)

Sources and Uses of Cash related to Other/Equity Transactions:

Cash used to purchase option on interest rate swap	(0.3)	—
Cash from issuance of Series B Preferred Stock	—	14.9
Cash received/used to exercise clean-up calls related to non-recourse debt	—	(1.1)

(1)          The amounts in this summary table do not include cash received on our CMBS pledged to secure non-recourse debt and the associated non-recourse debt payments.  CMSLP’s cash is not used to service our debt or pay dividends and is therefore excluded from this summary table.  CMSLP retains its cash to fund its operations.

(2)          Includes cash received primarily from our interests in the insured mortgage securities, mezzanine loans and AIM Limited Partnerships.  The amount for the three months ended March 31, 2004 includes proceeds aggregating $1.8 million from the liquidation of three AIM Limited Partnerships.

(3)          The general and administrative expenses and BREF maintenance fee are the amounts as reflected in our consolidated income statement.  General and administrative expenses for the three months ended March 31, 2005 include certain costs associated with the Board’s review of strategic alternatives, including legal costs of approximately $475,000.

Cash flows from our Retained CMBS Portfolio will continue to be affected by the amount and timing of additional actual defaults, realized losses, interest shortfalls, master servicer advance recoveries and appraisal reduction amounts on properties underlying our Retained CMBS Portfolio.  Realized losses on our Retained CMBS Portfolio are expected to continue to increase significantly through 2005 and will likely result in decreased cash received from our Retained CMBS Portfolio in subsequent years.

Net cash provided by operating activities did not significantly change during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Net cash provided by investing activities decreased by approximately $27.5 million to $25.9 million during the three months ended March 31, 2005 from $53.4 million during the three months ended March 31, 2004.  The decrease was primarily attributable to:

•                  $30.5 million decrease in proceeds from our insured mortgage securities due to higher prepayments during 2004;

•                  $5.9 million increase in proceeds resulting from the difference between cash received (paid) in excess of income recognized on our Retained CMBS Portfolio;

•                  $2.2 million decrease in cash received from the AIM Limited Partnerships due to the liquidation of three of the four AIM Limited Partnerships in February 2004.

Net cash used in financing activities decreased by approximately $21.5 million to $24.4 million during the three months ended March 31, 2005 from $45.9 million during the three months ended March 31, 2004.  The increase is primarily attributable to:

•                  $57.5 million decrease in principal payments on recourse and non-recourse debt;

•                  $20.9 million decrease in proceeds received from the issuance of additional recourse debt; and

•                  $14.7 million decrease in proceeds from the issuance of preferred stock.

Capital Resources

Our consolidated indebtedness was approximately $608.3 million as of March 31, 2005.  Recourse debt was $73.7 million, or 12% of total indebtedness and non-recourse debt was $534.6 million, or 88% of total indebtedness as of March 31, 2005, as discussed below.

Recourse Debt

Summarized information regarding our recourse debt at March 31, 2005 is as follows:

	Carrying Amount (1)	Stated Interest Rate		Stated Maturity Date
	(in thousands)
Secured by pledge of CMBS (2)	$42,000	LIBOR + 1.25%	(3)	June 2007 (4)
Secured by pledge of CMBS	415	LIBOR + 1.5%	(3)	August 2005
Senior subordinated secured note	31,267	15%		January 2006
Total recourse debt	$73,682

(1)          Carrying amount approximates face amount.

(2)          Recourse is limited to 10% of this outstanding debt, or $4.2 million, as of March 31, 2005.

(3)          LIBOR equals one-month LIBOR.

(4)          The terms of the debt permit us to extend the term for one twelve-month period.  If we extend, we will be required to retire 25% of the then outstanding debt balance each quarter over the remaining year of the term.

Substantially all of our recourse debt secured by pledge of CMBS is collateralized by the retained junior interest in our BBB- rated CMBS and by our BB+ rated CMBS.  The senior subordinated secured note is collateralized by an indirect second lien on our Retained CMBS Portfolio and insured mortgage securities and is not prepayable.

See Note 6 to the consolidated financial statements for a more detailed discussion of our recourse debt.

Non-Recourse Debt

Summarized information regarding our non-recourse debt at March 31, 2005 is as follows:

	Carrying Amount	Face Amount	Stated Interest Rate		Stated Maturity Date
	(in thousands)	(in thousands)
Secured by pledge of CMBS	$527,905	$585,198	7.0%		2028 and 2033
Secured by pledge of insured mortgage securities	6,736	6,736	LIBOR + 0.10%	(1)	June 2007 (2)
Total non-recourse debt	$534,641	$591,934

(1)          LIBOR equals one-month LIBOR.

(2)          The terms of the debt permit us to extend the term for one twelve-month period.  If we extend, we will be required to retire 25% of the then outstanding debt balance each quarter over the remaining year of the term.

Our non-recourse debt totals approximately $534.6 million as of March 31, 2005, $527.9 million of which is secured by our investment grade CMBS, but not including 18.5% of our BBB- rated CMBS, and $6.7 million of which is secured by our insured mortgage securities.  Principal payments on these obligations are required to the extent of principal payments received on the underlying CMBS and insured mortgage securities.

See Note 6 to the consolidated financial statements for a more detailed discussion of our non-recourse debt.

Derivative Financial Instruments

The following is a summary of our derivative financial instruments as of March 31, 2005:

	Notional Amount (1)	Estimated Fair Value (Asset)	Rate	Maturity Date
	(in thousands)	(in thousands)

Interest rate swap	$40,000	$170	4.70%	August 5, 2014
Option on swap	134,000	52	5.50%	May 16, 2005
	$174,000	$222

(1)            For further discussion of our derivative financial instruments, see “Results of Operations – Net Gains on Derivatives”.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Net income to common stockholders was approximately $0.8 million, or $0.05 per diluted share, during the three months ended March 31, 2005 as compared to net income of $2.5 million, or $0.16 per diluted share, during the three months ended March 31, 2004.

Results for the three months ended March 31, 2005 and 2004, which are discussed in further detail below, include:

•                  net interest margin of approximately $9.5 million and $10.9 million, respectively

•                  servicing revenue of $2.0 million and $3.0 million, respectively

•                  total operating expenses of $6.5 million and $5.6 million, respectively, including, during the three months ended March 31, 2005, approximately $475,000 in legal fees related to our Board’s review of strategic alternatives and the write-off of approximately $500,000 in deferred costs;

•                  impairment of CMBS of $3.5 million and $0.5 million, respectively, and

•                  impairment of non-core assets of $0 and $3.1 million, respectively

Net Interest Margin

Net interest margin decreased by approximately $1.5 million to $9.5 million during the three months ended March 31, 2005 compared to $10.9 million for the same period in 2004, primarily due to the increased cost of borrowing resulting from the issuance of $260 million (face amount) of non-recourse debt in June 2004.

Interest Income - CMBS

Total CMBS income was approximately $22.3 million for the three months ended March 31, 2005 and 2004.  There was not a significant difference in the weighted average yield-to-maturity used to calculate our CMBS interest income in the three months ended March 31, 2005 as compared to the same period in 2004.  The change in interest income from CMBS pledged to secure recourse debt, CMBS and CMBS pledged to secure non-recourse debt for the three months ended March 31, 2005 as compared to the same period in 2004 was due to income statement reclassifications resulting from our June 2004 refinancing.

Interest Income - Insured Mortgage Securities

Interest income from insured mortgage securities significantly decreased to $339,000 for the three months ended March 31, 2005 from $2.0 million for the three months ended March 31, 2004 primarily due to significant prepayments of the mortgages underlying our insured mortgage securities, and to a lesser extent, the sale of approximately $17.7 million of FHA loans in the second quarter of 2004.

Interest Expense

Interest Expense Related to Recourse Debt

Interest expense related to recourse debt of $1.7 million for the three months ended March 31, 2005 was approximately $3.1 million lower than interest expenses of $4.8 million for the same period in 2004.  The decrease is primarily due to a lower average/outstanding balance of recourse debt for the three months ended March 31, 2005 compared to the same period for 2004.

The overall weighted average effective interest rate on the recourse debt was 9.4% for the three months ended March 31, 2005, compared to 5.5% weighted average effective interest rate for the three months ended March 31, 2004.

Interest Expense Related to Non-Recourse Debt

Interest expense related to non-recourse debt of approximately $11.4 million for the three months ended March 31, 2005 was approximately $2.9 million higher than interest expense of approximately $8.5 million for the same period in 2004.  The increase was primarily due to a higher average outstanding balance of non-recourse debt in the first quarter 2005 as compared to the first quarter 2004, along with the higher cost of financing related to the issuance of the $260 million (face amount) of non-recourse debt in June 2004.

General and Administrative Expenses

Corporate general and administrative expenses increased by approximately $105,000 during the three months ended March 31, 2005 compared to the same period in 2004 primarily due to costs incurred in connection with our Board’s review of strategic alternatives, including legal fees of approximately $475,000 through March 31, 2005.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $485,000 primarily due to the write off of certain deferred costs.

Mortgage Servicing

The following is a summary of the consolidated results of operations of CMSLP:

	Three months ended March 31,
	2005	2004
	(in thousands)

Servicing revenue	$1,971	$3,008
Servicing general and administrative expenses	(2,101)	(1,925)
Servicing amortization, depreciation and impairment	(213)	(228)
Net (loss) income from CMSLP	$(343)	$855

The net loss from CMSLP reflects a decline in servicing revenue of approximately $1.0 million primarily due to a reduction in routine servicing fees from a decline in the underlying mortgage loans of $2.6 billion since December 31, 2003 and due to a reduction in non-routine fees associated with the resolution and disposition of loans in special servicing.  Servicing general and administrative expenses increased by approximately $176,000 due primarily to the incurrence of certain non-routine servicing costs.

BREF Maintenance Fee

Pursuant to the Investment Agreement as assigned to BREF One, we are obligated to pay BREF One a quarterly maintenance fee of $434,000 through January 2006.

Net Loss on Extinguishment of Debt

In March 2004, we repaid a funding note related to our non-recourse debt secured by insured mortgages.  In connection with the funding note repayment, we recognized a $707,000 loss on extinguishment of debt for the write-off of unamortized discount and deferred financing fees.

Impairment of Real Estate Owned

During the three months ended March 31, 2004, we wrote down the value of a shopping center that we accounted for as real estate owned to estimated fair value and recorded a resulting impairment charge of approximately $2.6 million.  In October 2004, the shopping center was sold at foreclosure and resulted in a gain of $1.8 million during the fourth quarter of 2004.

Impairment of CMBS

During the three months ended March 31, 2005 and 2004, we determined that there had been an adverse change in expected future cash flows for certain of our CMBS due primarily to a change in timing of anticipated cash flows.  As a result, we determined that these CMBS had been impaired under EITF 99-20.  We recorded other than temporary impairment charges on certain CMBS through the consolidated income statement of $3.5 million and $0.5 million for the three months ended March 31, 2005 and 2004, respectively.

Impairment of Mezzanine Loan

During the first quarter of 2004, we recognized $527,000 of impairment on a mezzanine loan, equal to the entire loan receivable relating to this mezzanine loan.  The borrower defaulted on this loan in July 2004.

Net Gains on Derivatives

We recognized approximately $489,000 and $318,000 of net gains on derivatives during the three months ended March 31, 2005 and 2004, respectively.

On March 28, 2005, we purchased an option on a 10-year interest rate swap which, if exercised by us and under certain conditions, would require us to pay a fixed interest rate of 5.5% per annum in exchange for floating payments based on one-month LIBOR, each calculated on a notional amount of $134 million over a 10-year term.  This option was purchased from Citibank N.A. for a cost of approximately $327,000 and expires on May 16, 2005.  We purchased this option to manage the risk that an increase in interest rates would reduce the fair value of our Retained CMBS Portfolio while our Board undertakes a review of various strategic alternatives, including a possible sale of CRIIMI MAE.  Our total obligation under the option is equal to the purchase price, unless we exercise the option and assume the fixed interest rate obligations of the swap.  On the expiration date, if the option has value to the Company, we may realize such value through a sale of the option, or under certain circumstances, by becoming the fixed rate payer under the swap.  This option was not designated as a hedging instrument and, as a result, changes in fair value are recognized in current period earnings as net gains (losses) on derivatives.

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

In 2003, we entered into a total of three interest rate swaps to hedge the variability of the future interest payments on the then anticipated collateralized debt obligation (CDO) attributable to future changes in interest rates.   Under these swaps, we agreed to pay Bear Stearns a weighted average fixed interest rate of 4.15% per annum in exchange for floating payments based on one-month LIBOR on the total notional amount of $100 million.  These swaps were effective on October 15, 2003.  On November 15, 2003 we began making monthly payments to Bear Stearns equal to the difference between the weighted average swap rate of 4.15% per annum and the current one-month LIBOR rate on the notional amount of $100 million.  The interest rate swaps were originally designated to hedge future fixed-rate interest payments on the then anticipated CDO.  Through December 31, 2003, these swaps were treated as cash flow hedges for GAAP.  During the first quarter of 2004, we started exploring other refinancing alternatives.  As a result, effective January 1, 2004, we began reflecting changes in the fair value of the swaps through earnings.  We recognized approximately $4.4 million of loss on derivative during the three months ended March 31, 2004, due to the change in fair value of the swaps.

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

REIT Status and Other Tax Matters

REIT Status.  We have elected to qualify as a REIT for tax purposes under Sections 856-860 of the Internal Revenue Code.  We are required to meet income, asset, ownership and distribution tests to maintain our REIT status.  Although there can be no assurance, we believe that we have satisfied the REIT requirements for all years through, and including 2004.  There can also be no assurance that we will maintain our REIT status for 2005 or subsequent years.  If we fail to maintain our REIT status for any taxable year, we will be taxed as a regular domestic corporation subject to federal and state income tax in the year of disqualification and for at least the four subsequent years.  Depending on the amount of any such federal and state income tax, we may have insufficient funds to pay any such tax and also may be unable to comply with some or all of our obligations, including the Deutsche Bank and the senior BREF Debt.

Net Operating Loss for Tax Purposes/Trader Election.  For tax purposes, we have elected to be classified as a trader in securities.  We primarily trade in short duration fixed income securities, including CMBS, residential mortgage-backed securities and agency debt securities (such securities traded and all other securities of the type described constituting the “Trading Assets” to the extent owned by us or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary).  Such Trading Assets are classified as Other MBS on our consolidated balance sheet.

As a result of our election in 2000 to be taxed as a trader, we recognized a mark-to-market tax loss on our Trading Assets on January 1, 2000 of approximately $478 million (the January 2000 Loss).  Such loss was recognized evenly for tax purposes over four years beginning with the year 2000 and ending in 2003.  Such loss was ordinary, which allowed us to offset our ordinary income.

We generated net taxable income of approximately $10.3 million during the year ended December 31, 2004.  We utilized a portion of our NOL carryforward to reduce our 2004 taxable income to common shareholders to zero and, accordingly, our REIT distribution requirement was eliminated for 2004.  As of December 31, 2004, our accumulated and unused NOL was $297.5 million.  Any accumulated and unused NOLs, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused NOLs cannot be carried back because we are a REIT.

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

Our future use of NOLs for tax purposes could be substantially limited in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code.  As a result of these limitations in the event of an ownership change, our ability to use our NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards cannot be fully utilized under these limitations within the carryforward periods, the NOL carryforwards would expire unutilized.  Accordingly, after any ownership change, our ability to use our NOLs to reduce or offset taxable income would be substantially limited under Section 382.  In general, a company reaches the “ownership change” threshold if the “5% shareholders” increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points.  The ownership interest is measured in terms of total market value of the company’s capital stock.  If an “ownership change” occurs under Section 382, our prospective use of our accumulated and unused NOL will be limited.  We are not aware of any acquisition of shares of our capital stock that has created an “ownership change” under Section 382.  We have adopted a shareholder rights plan and amended our charter to minimize the chance of an unauthorized ownership change within the meaning of Section 382, however there can be no assurance that an ownership change will not occur.

A summary of our year-to-date estimated taxable income to common shareholders and the remaining NOL carry forward as of March 31, 2005 is as follows:

(in millions)
Taxable income to common shareholders for the three months ended March 31, 2005 prior to NOL carry forward	$6.1
LESS: Utilization of NOL carry forward	(6.1)
Taxable income to common shareholders for the three months ended March 31, 2005	$—

Accumulated NOL through December 31, 2004	$(297.5)
NOL utilization during the three months ended March 31, 2005	6.1
NOL carried forward for use in future periods	$(291.4)

The NOL carry forward of $291.4 million at March 31, 2005 can be carried forward to offset future taxable income until it is fully utilized or it expires.  If the carry forwards are not used, they will expire between the years 2021 and 2024.

As discussed above, taxable income will generally differ from GAAP net income during a given period, and such differences are likely to be material.  A summary of significant items that give rise to differences in GAAP net income (loss) and taxable net income (loss) is as follows:

	Three months ended March 31, 2005
	2005	2004
	(in millions)
Included in taxable income (loss):
Realized credit losses on CMBS	$8.3	$8.0
Excluded from taxable income (loss):
Impairment on CMBS	3.5	0.5

The adjusted tax basis of the underlying CMBS was approximately $1.1 billion as of March 31, 2005.  For GAAP purposes, the amortized cost basis of our CMBS was approximately $745.0 million as of March 31, 2005.  The tax and GAAP basis of the aggregate debt obligations related to the financings of our CMBS was approximately $954.6 million and $601.6 million, respectively, at March 31, 2005.

Financial Condition

Summary of Cash Position and Shareholders’ Equity

As of March 31, 2005, our consolidated cash and cash equivalents aggregated approximately $48.6 million.  In addition to our cash, liquidity at March 31, 2005 included $4.1 million in Other MBS.

As of March 31, 2005 and December 31, 2004, shareholders’ equity was approximately $412.5 million or $22.38 per diluted common share and approximately $428.1 million or $23.49 per diluted common share, respectively.  The dilutive book value per common share amounts are based on shareholders’ equity less the liquidation value of our then outstanding preferred stock.  The net decrease in total shareholders’ equity was primarily attributable to a $16.3 million reduction in net unrealized gains on CMBS.

The March 31, 2005 diluted book value per common share amount is based on shareholders’ equity presented in accordance with GAAP.  This amount includes, among other things, approximately $87.0 million of net assets related to our CMBS rated AAA and a portion of our BBB- bonds, which we do not actually own, but are required by GAAP to include in our consolidated balance sheet (see “Summary of CMBS” below for a further discussion).  These CMBS not owned but consolidated by us have an aggregate fair value of approximately $614.9 million at March 31, 2005, as reflected in our consolidated balance sheet and the related non-recourse debt secured by such CMBS has an aggregate amortized cost of approximately $527.9 million at March 31, 2005, as reflected in our consolidated balance sheet.

After removing the excess of the carrying amount of the CMBS pledged to secure non-recourse debt over the non-recourse debt secured by such CMBS, our adjusted book value was $16.94 per diluted common share and $17.27 per diluted common share at March 31, 2005 and December 31, 2004, respectively.  We believe adjusted book value per diluted common share provides a more meaningful measure instead of our book value because we receive no cash flows from the CMBS pledged to secure non-recourse debt that are reflected on our consolidated balance sheet and used to calculate our book value.  All cash flows related to the CMBS pledged to secure non-recourse debt are used to service the related non-recourse debt.

Adjusted book value per diluted common share (a non-GAAP financial measure) is reconciled to shareholders’ equity as follows:

	As of March 31, 2005		As of December 31, 2004
	Amount	Book Value per Diluted Common Share	Amount	Book Value per Diluted Common Share
	(in thousands)		(in thousands)

Total shareholders’ equity in conformity with GAAP	$412,463		$428,058
LESS: Liquidation value of preferred stock	(54,475)		(54,475)
Shareholders’ equity attributable to common shareholders	357,988	$22.38	373,583	$23.49
LESS: CMBS pledged to secure non-recourse debt	(614,883)	(38.44)	(625,752)	(39.34)
ADD: Non-recourse debt secured by pledge of CMBS	527,905	33.00	526,839	33.12
Adjusted shareholders’ equity attributable to common shareholders	$271,010	$16.94	$274,670	$17.27

	As of March 31, 2005	As of December 31, 2004
Shares used in computing book value per diluted common share	15,995,766	15,906,650

Summary of CMBS

As of March 31, 2005, our assets include CMBS with an aggregate face amount of approximately $1.3 billion rated from AAA to D and unrated.  Certain of the CMBS assets relate to securitization transactions in which we did not surrender control of the assets and thus the assets and the associated non-recourse debt are reflected in the consolidated balance sheet.  Accordingly, the interest income from such assets and interest expense from the associated non-recourse debt are also reflected in the consolidated income statements.  However, cash flows from such assets are all required to service the debt and therefore we currently receive no cash flows from those assets.   Substantially all of our CMBS portfolio represents investments in securities issued in connection with CRIIMI MAE Trust 1 Series 1996-C1 (or CBO-1) and CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2).  The following is a summary of our CMBS as of March 31, 2005:

(in millions)	Fair Value	Amortized Cost	% of Total Fair Value of CMBS
CMBS Pledged to Secure Non-Recourse Debt	$614.9	$481.8	65%
Retained CMBS Portfolio	327.2	263.2	35%
Total CMBS Portfolio	$942.1	$745.0	100%

The aggregate investment by the Standard & Poor’s Rating Services (S&P) rating of the CMBS is as follows:

Security Rating	Face Amount as of 3/31/05	Weighted Average Pay Rate as of 3/31/05		Loss Adjusted Weighted Average Life as of 3/31/05 (1)	Fair Value as of 3/31/05 (7)	Discount Rate or Range of Discount Rates Used to Calculate Fair Value as of 3/31/05		Amortized Cost as of 3/31/05 (5) (6)
	(in millions)				(in millions)			(in millions)

CMBS Pledged To Secure Non-Recourse Debt
AAA (3)	$325.2	7.0%		6 years	$344.2	4.2 – 5.9%		$291.9

BBB- (4)	260.0	7.0%		9 years	270.7	6.2 – 6.5%		189.9
Total CMBS Pledged to Secure Non-Recourse Debt	585.2	7.0%		7 years	614.9			481.8

Retained CMBS Portfolio
CMBS Pledged to Secure Recourse Debt
BBB- (4)	59.0	7.0%		9 years	61.4	6.2 – 6.5%		43.1

BB+	70.9	7.0%		11 years	68.7	7.5%		48.5

B-	2.5	6.8%		9 years	1.7	13.1%		1.6
	132.4				131.8			93.2

CMBS

BB	35.5	7.0%		12 years	31.3	8.8%		21.7

B+	88.6	7.0%		13 years	55.7	13.8%		48.1

B- (2)	189.2	6.4%		20 years	85.6	15.0	%(8)	79.2

CCC (2)	70.9	0.0%		—	—	—		—

D (2)(9)	106.3	N/M		23 years	13.7	15.0	%(8)	13.7

Unrated/Issuer’s Equity (2)	116.5	N/M		1 year	9.1	15.0	%(8)	7.3

	607.0				195.4			170.0
Total Retained CMBS Portfolio	739.4	4.1	%(2)	14 years	327.2			263.2

Total CMBS	$1,324.6	5.4%		10 years	$942.1			$745.0

(1)          The loss adjusted weighted average life was weighted using fair values as of March 31, 2005 and represents the weighted average expected life of the CMBS based on our current estimate of future losses.

(2)          These CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our Retained CMBS Portfolio, or for a number of other reasons.  Such interest shortfalls will continue to accumulate until they are repaid through either excess interest and/or recoveries on the underlying CMBS or a re-characterization of principal cash flows, in which case they may be realized as a loss of principal on the Retained CMBS Portfolio.  Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of March 31, 2005.  The weighted average pay rate as of March 31, 2005 reflects an annualization of cash received as of quarter end based on the face amount outstanding.  This weighted average pay rate will likely change on a periodic basis due to the volatility of interest cash flows, certain reasons of which are described herein.  The unrated/issuer’s equity CMBS from CBO-1 and CBO-2 currently do not have a stated coupon rate since these securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority.  As a result, effective coupon rates on these securities are highly sensitive to the monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-1 and CBO-2.  Additionally, certain weighted average pay rates are not meaningful (N/M) due to the infrequent, volatile cash flows associated with such bonds.

(3)          In connection with CBO-2, $325.2 million (currently AAA rated) face amount of CMBS were sold with call options and $345 million (currently AAA rated) face amount were sold without call options.   Since we retained call options on certain sold CMBS, we did not surrender control of these CMBS pursuant to GAAP, and thus these CMBS are accounted for as a financing and are reflected as “CMBS Pledged to Secure Non-Recourse Debt” on the consolidated balance sheet.  See Note 6 to the consolidated financial statements for a discussion of the non-recourse debt issued in connection with this securitization transaction.

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

(5)          Amortized cost reflects approximately $3.5 million of impairment charges related to our CMBS, which was recognized during the three months ended March 31, 2005.  These impairment charges are in addition to the cumulative impairment charges of approximately $278.8 million that were recognized through December 31, 2004.  Amortized cost of total CMBS was approximately $747.2 million at December 31, 2004.

(6)          See Note 8 to the consolidated financial statements for certain tax information related to our CMBS.

(7)          As of March 31, 2005, the aggregate fair values of the CBO-1, CBO-2, Nomura and MSC 1997-WF1 bonds were approximately $11.3 million, $926.0 million, $3.1 million and $1.7 million, respectively.

(8)          As a result of the estimated loss of principal on these CMBS, or a portion thereof, the fair values and discount rates of these CMBS are based on a loss adjusted yield to maturity.  The fair values of the B-, CCC, D rated and the unrated/issuer’s equity were derived primarily from interest cash flow and/or recoveries of prior interest shortfalls anticipated to be received since we currently assume that the full principal amount of these securities will not be recovered.  See also “Advance Limitations, Appraisal Reductions and Losses on CMBS” below.

(9)          Although the principal balance of the D rated bond in CBO-2 is expected to be outstanding for approximately 23 years, it is not anticipated that any principal will be collected.  Cash receipts from this bond are not received on a regular basis and, when and if received, are expected to be only in the form of recoveries of prior interest shortfalls to the extent interest shortfalls are not directed to any CBO-2 CMBS higher in priority.

Mortgage Loan Pool

We have $12.7 billion and $13.2 billion of seasoned commercial mortgage loans underlying our CMBS portfolio as of March 31, 2005 and December 31, 2004, respectively.   As of March 31, 2005, the commercial mortgage loans are secured by properties of the types and in the geographic locations identified below:

Property Type	3/31/05 Percentage(1)

Retail (2)	29%
Multifamily	24%
Hotel	16%
Office	12%
Other	19%
Total	100%

Geographic Location	3/31/05 Percentage(1)

California	16%
Texas	9%
Florida	7%
Pennsylvania	5%
Other (3)	63%
Total	100%

(1)          Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)          On February 21, 2005, Winn-Dixie Inc. filed for bankruptcy reorganization.  In the performing loan portfolio that underlies our CMBS, there are 23 loans with an aggregate scheduled principal balance of approximately $236 million as of February 1, 2005, spread across 12 CMBS transactions and secured by 55 shopping center properties, for which the borrowers have leased a portion of the space to a total of 36 Winn-Dixie stores.  Our estimates of distributions on our Retained CMBS Portfolio and the determination of the related fair value of our CMBS as of March 31, 2005 are based on assumptions related to these performing loans in our portfolio for which borrowers have entered into leases with these Winn-Dixie stores.  Our estimated distributions on our Retained CMBS Portfolio and the determination of the related fair value of our CMBS may be impacted by future events related to the Winn-Dixie bankruptcy reorganization and there can be no assurance that future events will not have a material effect on such estimated distributions and the determination of the related related fair value of our CMBS.

(3)          No other individual state makes up more than 5% of the total.

Specially Serviced Mortgage Loans

Our servicing subsidiary, CRIIMI MAE Services Limited Partnership (CMSLP), performs special servicing on substantially all of the loans underlying our CMBS portfolio.  A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans.  When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures.  As special servicer, CMSLP earns fee income on services provided in connection with certain loan servicing function transferred to it from the master servicer.  The actions undertaken by CMSLP with respect to each loan are governed by the servicing standard and the pooling and servicing agreement (PSA) for each pool which generally requires CMSLP to operate in the best interest of all of the certificate holders which may not necessarily be in the best interest of CRIIMI MAE.  Because CRIIMI MAE owns the first loss, unrated or lowest rated bond of virtually all of the CMBS transactions underlying our CMBS, CRIIMI MAE retains certain additional rights with respect to each specially serviced loan which rights are also set forth in the applicable PSA.

Historically, CMSLP has been special servicer with respect to all but a group of healthcare loans for a certain CMBS transaction underlying the Company’s portfolio.  Recently, CMSLP was named special servicer for the entire CMBS transaction.  The transaction includes a group of 10 healthcare and senior housing mortgage loans with an aggregate scheduled balance of $126.6 million, five of which have a scheduled balance totaling $71.4 million and are currently in special servicing.  To the extent losses on the healthcare loans exceed the principal balance of certain underlying healthcare certificates, we will suffer such excess losses in the form of interest shortfalls and/or additional principal losses to our CMBS.

As of March 31, 2005 and December 31, 2004, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

	3/31/05	12/31/04
	(in millions)
Specially serviced loans due to monetary default (1) (2)	$710.1	$779.1
Specially serviced loans due to covenant default/other	41.0	41.4
Total specially serviced loans	$751.1	$820.5
Percentage of total mortgage loans	5.9%	6.2%

(1)          Includes $206.8 million and $208.6 million, respectively, of real estate owned by the underlying securitization trusts.  See the table below regarding property type concentrations for further information on real estate owned by the underlying securitization trusts.  Also includes loans transferred into special servicing for “imminent default” but where monetary default may not yet actually have occurred.

(2)          As discussed below, we continue to classify the $134.7 million in Shilo Inn loans as specially serviced.

The specially serviced mortgage loans as of March 31, 2005 were secured by properties of the types and located in the states identified below:

Property Type	$ (in millions)		Percentage

Hotel	$316.1	(1)(2)	42%
Healthcare	140.3	(1)	19%
Retail	123.7	(1)	16%
Multifamily	94.3		13%
Office	36.4		5%
Industrial	20.3		3%
Other	20.0		2%
Total	$751.1		100%

Geographic Location	$ (in millions)	Percentage

Florida	$116.8	16%
Oregon	79.8	11%
Texas	72.7	10%
North Carolina	51.7	7%
Michigan	41.8	6%
Other	388.3	50%
Total	$751.1	100%

(1)          Approximately $101.1 million, $18.4 million and $40.6 million, respectively, of these loans in special servicing are real estate owned by the underlying securitization trusts.

(2)          See below for a discussion related to the Shilo Inn loans.

The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2004 to March 31, 2005:

(in millions)
Specially Serviced Loans at December 31, 2004	$820.5
Transfers out of special servicing	(112.0)
Transfers in due to monetary default	37.3
Transfers in due to covenant default and other	12.9
Other	(3.4)
Loan amortization (1)	(4.2)
Specially Serviced Loans at March 31, 2005	$751.1

(1)          Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by master servicers.

As of March 31, 2005, the most significant borrowing relationship with respect to unpaid principal balance in our specially serviced portfolio, the Shilo Inn loans, consisted of 23 loans with an aggregate principal balance of $134.7 million spread across three CMBS transactions and secured by 23 hotel properties in the West and Pacific Northwestern states.  The special purpose borrowing entities had filed for bankruptcy protection in February 2002 and CMSLP, as special servicer for the related securitization trusts, entered into comprehensive loan modifications in March 2003.  In April 2004, the related PSAs were amended to clarify the manner by which the master servicers could recoup their outstanding liquidity and property protection advances.  All outstanding master servicer advances have since been repaid.

Although the borrowers have made monthly principal and interest payments under the loan modifications through April 2005, we continue to classify the Shilo Inn loans as specially serviced loans due to the fact that the borrowers have continued to indicate to us that, based on the operations of the properties, they may not have the wherewithal to continue making their mortgage loan payments.  We are exploring alternatives to fully resolve these specially serviced loans in the best interests of the securitization trusts’ certificateholders.

Advance Limitations, Appraisal Reductions and Losses on CMBS

We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions, advance limitation, and/or expenses and other shortfalls specific to certain trusts.  An appraisal reduction event can result in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan.  As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement.  In general, the master servicer can advance up to a maximum of the difference between 90% of the property’s appraised value and the sum of accumulated principal and interest advances and expenses.  The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss on our Retained CMBS Portfolio than the calculated appraisal reduction amount.  Total appraisal reductions as of March 31, 2005 for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as estimated by us were approximately $36.4 million, $143.0 million and $9.3 million for CBO-1, CBO-2 and Nomura, respectively, for a total of $188.7 million.

Certain CMBS from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives.  The following table summarizes the actual realized losses on our CMBS through March 31, 2005 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future real estate losses underlying our CMBS, including real estate losses which may be realized outside of our CMBS ownership.

	CBO-1	CBO-2	Nomura	Total
	(in thousands)
Years 1999 through 2003 actual realized losses	$27,834	$92,510	$2,721	$123,065
Year 2004 actual realized losses	44,967	70,529	7,519	123,015
Actual realized losses, January 1 through March 31, 2005	2,911	18,794	6,442	28,147
Cumulative actual realized losses through March 31, 2005	75,712	181,833	16,682	274,227

Expected loss estimates through the remainder of year 2005	40,066	113,604	7,293	160,963
Expected loss estimates for the year 2006	5,307	82,479	11,042	98,828
Expected loss estimates for the year 2007	4,641	18,056	4,807	27,504
Expected loss estimates for the year 2008	1,204	6,792	2,736	10,732
Expected loss estimates for the year 2009	826	7,173	2,253	10,252
Expected loss estimates for the remaining life of CMBS	7,273	22,501	6,866	36,640
Cumulative expected loss estimates (including cumulative actual realized losses) through life of CMBS	$135,029	$432,438	$51,679	$619,146

We decreased our overall expected loss estimate related to our subordinated CMBS from approximately $628 million as of December 31, 2004 to $619 million as of March 31, 2005, with such total losses occurring or expected to occur through the life of the CMBS portfolio.  This reduction to the overall expected loss estimate includes, among other things, changes in the actual and/or anticipated amount and timing of resolution and disposition of certain specially serviced assets.  Additionally, our estimates of overall expected losses include estimates of future loss exposure which relate in part to underlying mortgage loans which are performing today, but which we expect may default at some point in the future, at which time we estimate that losses may occur.  Such estimates are subject to change as market conditions change.  There can be no assurance that our overall expected loss estimate of $619 million, as of March 31, 2005, will not be exceeded as a result of additional or existing adverse events or circumstances.

Yield to Maturity

The following table summarizes yield-to-maturity information relating to our CMBS:

	Current Anticipated Yield-to- Maturity as of 4/1/05 (1)	Anticipated Yield-to- Maturity as of 1/1/05 (1)

CMBS Pledged to Secure Non-Recourse Debt	10.4%	10.4%

Retained CMBS Portfolio	14.5%	15.8%

Weighted Average	11.8%	12.3%

(1)          Represents the anticipated weighted average yield, based on amortized cost, over the remaining expected life of the CMBS based on our estimate of the timing and amount of future credit losses and other significant items that are anticipated to affect future cash flows.

Summary of Other Assets

Portfolio Investment

As of March 31, 2005 and December 31, 2004, our non-core assets consisted primarily of cash and cash equivalents, Other MBS, insured mortgage securities, mezzanine loans, principal and interest receivables, CMSLP’s other assets, and derivative financial instruments.  Other MBS did not change significantly from December 31, 2004 compared to March 31, 2005.  Receivables and other assets decreased by approximately $3.0 million to $23.4 million at March 31, 2005 from $26.4 million at December 31, 2004, due to a variety of factors, including the timing of payments related to interest income on CMBS and servicing advances, and the write-off of deferred costs.

We had $15.0 million and $37.8 million (in each case, at fair value) invested in insured mortgage securities as of March 31, 2005 and December 31, 2004, respectively.  The reduction in total fair value is attributable to significant prepayments of insured mortgage securities.

As of March 31, 2005 and December 31, 2004, CMSLP’s other assets consisted primarily of advances receivable, investments in CMBS and interest-only MBS, and fixed assets.  The servicing other assets decreased by approximately $1.0 million from $8.1 million at December 31, 2004 to $7.1 million at March 31, 2005, primarily resulting from a decrease in advances receivable.

Summary of Liabilities

Portfolio Investment

As of March 31, 2005 and December 31, 2004, our liabilities consisted primarily of debt, accrued interest and accrued payables.  Total debt decreased by approximately $21.7 million to $608.3 million as of March 31, 2005 from $630.0 million as of December 31, 2004 primarily due to the payment of non-recourse debt secured by pledge of insured mortgage securities resulting from significant prepayments of the underlying mortgages.

Dividends/Other

No cash dividends were paid to common stockholders during the three months ended March 31, 2005.    As of March 31, 2005, there were no accrued but unpaid preferred dividends.  On March 31, 2005, we paid cash dividends of $0.68 per share of Series B Preferred Stock to stockholders of record on March 18, 2005.

Factors which could impact our ability and requirement to pay common dividends, include (i) the level of income earned on mortgage assets, including our CMBS (including, but not limited to, the amount of original issue discount income, interest shortfalls and realized losses on our CMBS), (ii) utilization of NOLs, (iii) the rate we pay on our borrowings and fluctuations in interest rates, (iv) changes in operating expenses, including hedging costs, (v) margin calls, (vi) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, distributions from our subsidiaries can be reinvested, (vii) cash dividends paid on preferred shares, (viii) to the extent applicable, whether our taxable mortgage pools continue to be exempt from corporate level taxes, (ix) realized losses on certain transactions, and (x) the timing and amounts of cash flows attributable to our other lines of business. Cash dividends on our common stock are subject to the prior payment of all accrued and unpaid dividends on our preferred stock.

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

To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement).  According to the most recent SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests.  In accordance with current SEC staff interpretations, we believe that all of our CMBS constitute Other Real Estate Interests and that certain of our CMBS also constitute Qualifying Interests.  On substantially all of our CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans.  Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related CMBS constitute Qualifying Interests.  As of March 31, 2005, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.  If the SEC or its staff were to take a different position with respect to whether such CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on us.

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

•             Fair value of CMBS Portfolio – Due to the limited liquidity of the subordinated CMBS market and the resulting lack of a secondary market, the values of our CMBS portfolio are based on available market and certain third party information and management’s estimates.  These estimates require significant judgment regarding assumptions for defaults on the underlying commercial mortgage loan collateral, timing of loss realization and resultant loss severity, timing and amount of principal losses and interest shortfalls, timing and amount of potential recoveries of such shortfalls and discount rates.  Notes 3 and 4 to the consolidated financial statements contain a detailed discussion of the methodology used to determine the fair value of our CMBS portfolio as well as a sensitivity analysis related to the fair value of the CMBS portfolio due to changes in assumptions related to losses on the underlying commercial mortgage loan collateral and discount rates.

•             Interest income recognition related to CMBS – Interest income recognition under EITF No. 99-20 requires us to make estimates based on certain assumptions including expected losses on the underlying commercial mortgage loan collateral (which directly impact the cash flows on our Retained CMBS Portfolio in the form of interest shortfalls and loss of principal) and the impact these factors would have on future cash flow.  Note 4 to the consolidated financial statements details the expected realized losses by year that we expect to incur related to our Retained CMBS Portfolio.  The cash flows we project to arrive at the effective interest rate to recognize interest income are adjusted for these expected losses.  The judgment regarding future expected credit losses is subjective as credit performance is particular to an individual deal’s specific underlying commercial mortgage loan collateral.  In general, if we increase our expected losses or determine such losses will occur sooner than previously projected and the resulting fair value of the CMBS is below cost, then the CMBS will be considered impaired and adjusted to fair value with the impairment charge recorded through our earnings.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market.  We will experience fluctuations in the market value of our mortgage assets related to changes in the yields of U.S. Treasury securities as well as changes in the spread between U.S. Treasury securities and the mortgage assets and overall required returns.  The combination of the risk free rate (U.S. Treasury yields) and the related spread is the discount rate used to determine the fair value of our mortgage assets.  As of March 31, 2005, the average U.S. Treasury rate used to price our CMBS, excluding generally the B- through unrated/issuer’s equity CMBS, had increased by approximately 26 basis points to 56 basis points, compared to December 31, 2004.  As of March 31, 2005, credit spreads used to price certain of our CMBS tightened, compared to December 31, 2004.  The fair values of our B- through unrated/issuer’s equity CMBS are determined, generally, using a discounted cash flow approach applied to loss adjusted cash flows and a yield to maturity, which, in our view, is commensurate with the market’s perception of value and risk of comparable assets.   As described above, interest rates and spreads, which are reflective of the credit fundamentals of the underlying commercial real estate assets, impact the fair values of our CMBS.  We will also have fluctuations in the amount of interest expense paid on certain of our recourse debt primarily due to changes in one-month LIBOR.

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

If we assumed that the discount rate used to determine the fair values of our CMBS (AAA through unrated bonds) increased by 100 basis points and 200 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the fair values of our total CMBS (AAA through unrated bonds) of approximately $50.3 million (or 5.3%) and approximately $96.9 million (or 10.3%), respectively, as of March 31, 2005.  A 100 basis point and 200 basis point increase in the discount rate would have resulted in a corresponding decrease in the value of our Retained CMBS Portfolio (portion of BBB- through unrated bonds) of approximately $18.9 million (or 5.8%) and $36.1 million (or 11.0%), respectively, as of March 31, 2005.

Variable Rate Debt

A 100 basis point increase in the one-month LIBOR index would not have a significant impact on our quarterly interest expense based on our variable rate debt outstanding as of March 31, 2005.  The carrying amount of our variable rate debt approximates fair value because the current rate on the debt resets monthly based on market rates.

Derivatives

On August 6, 2004, we entered into an interest rate swap in which we agreed to pay Deutsche Bank a fixed interest rate of 4.70% per annum in exchange for receiving floating payments based on one-month LIBOR on a notional amount of $40 million over a 10-year term.  The fair value of this swap was an asset of approximately $170,000 at March 31, 2005.  A 100 and 200 basis point increase in one-month LIBOR index would decrease our net cash payments by approximately $400,000 and $800,000, respectively, per year.  A 100 and 200 basis point change in the 10-year interest rate swap rate would cause the fair value of this swap to change by approximately $2.9 million and $5.9 million, respectively.

Insured Mortgage Securities

There would not be a material change in the fair values of our insured mortgage securities if we assumed that the discount rate used to determine the fair values increased by 100 basis points and 200 basis points as of March 31, 2005 since the underlying mortgages are generally prepayable and have an assumed weighted average life of less than one year.

ITEM 4.                             CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange

Act”).  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective.

There has been no change in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the fiscal quarter ending March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2005 (1)	18,058 shares of common stock	$16.06	—	—
February 1 – 28, 2005	—	—	—	—
March 1 – 31, 2005	—	—	—	—

(1)          Certain employees surrendered 18,058 shares of common stock to the Company in payment of taxes due on the vesting of their restricted stock awards.

ITEM 6.                             EXHIBITS

EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 from Barry S. Blattman, Chairman of the Board and Chief Executive Officer (Furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 from Cynthia O. Azzara, Executive Vice President, Chief Financial Officer and Treasurer (Furnished herewith).

99.1	Special Serviced Loan Report relating to specially serviced loans underlying the Company’s CMBS as of March 31, 2005 (filed herewith).

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIIMI MAE INC.

May 9, 2005	/s/ Cynthia O. Azzara
DATE	Cynthia O. Azzara
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Accounting Officer)