Form 10-Q
period 2005-06-30
CRIIMI MAE INC
filed 2005-08-04
CIK 847322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005	Commission file number 1-10360

CRIIMI MAE INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1622022
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☒   No   ☐

As of August 2, 2005, there were 15,598,447 shares outstanding of the issuer’s common stock, par value $0.01 per share.

CRIIMI MAE INC.

Quarterly Report on Form 10-Q

PART I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Income for the three months and six months ended June 30, 2005 and 2004 (unaudited)

Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2005 (unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 6.	Exhibits

Signatures

PART I

ITEM 1.  FINANCIAL STATEMENTS

CRIIMI MAE INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Mortgage assets, at fair value:
CMBS pledged to secure recourse debt	$134,041,645	$131,569,364
CMBS	207,299,758	203,334,606
CMBS pledged to secure non-recourse debt	623,516,587	625,752,451
Insured mortgage securities pledged to secure non-recourse debt	9,516,130	37,783,332
Other MBS	5,363,623	4,058,748
Receivables and other assets	22,670,850	26,367,375
Cash and cash equivalents	52,320,100	41,073,516
Total assets	$1,054,728,693	$1,069,939,392

Liabilities and Shareholders’ Equity
Liabilities:
Recourse debt:
Secured by pledge of CMBS	$42,415,000	$42,415,000
Senior subordinated secured note	31,266,667	31,266,667
Non-Recourse debt:
Secured by pledge of CMBS	529,213,760	526,838,642
Secured by pledge of insured mortgage securities	1,284,757	29,484,665
Payables and accrued expenses	13,976,095	11,876,858
Total liabilities	618,156,279	641,881,832

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, $0.01 par; 75,000,000 shares authorized; 2,178,982 shares issued and outstanding	21,790	21,790
Common stock, $0.01 par; 300,000,000 shares authorized; 15,588,167 and 15,546,667 shares issued and outstanding, respectively	155,882	155,467
Accumulated other comprehensive income	220,006,499	213,471,845
Deferred compensation	(1,020,411)	(412,362)
Warrants outstanding	2,564,729	2,564,729
Additional paid-in capital	631,443,718	630,687,207
Accumulated deficit	(416,599,793)	(418,431,116)

Total shareholders’ equity	436,572,414	428,057,560

Total liabilities and shareholders’ equity	$1,054,728,693	$1,069,939,392

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Interest income:
CMBS:
CMBS pledged to secure recourse debt	$2,816,833	$16,965,214	$5,619,307	$32,725,155
CMBS	6,635,135	—	13,657,337	—
CMBS pledged to secure non-recourse debt	12,549,402	6,555,031	25,005,638	13,086,534
Insured mortgage securities	253,521	1,385,826	592,506	3,403,931
Total interest income	22,254,891	24,906,071	44,874,788	49,215,620

Interest expense:
Recourse debt	1,787,669	4,823,673	3,520,675	9,656,223
Non-recourse debt	11,619,792	6,949,481	23,040,513	15,462,623
Other	2,468	38,003	7,055	80,451
Total interest expense	13,409,929	11,811,157	26,568,243	25,199,297

Net interest margin	8,844,962	13,094,914	18,306,545	24,016,323

Fee/other income:
Servicing revenue	1,588,744	3,012,501	3,559,615	6,020,317
Other income	328,362	221,150	693,599	963,040
Total fee/other income	1,917,106	3,233,651	4,253,214	6,983,357

Operating expenses:
General and administrative expenses	2,986,526	2,610,357	5,802,622	5,321,510
Equity compensation expense	265,101	144,465	552,701	288,929
Depreciation and amortization	77,352	100,621	678,374	217,034
Servicing general and administrative expenses	1,937,185	1,843,012	4,038,550	3,768,382
Servicing amortization, depreciation, and impairment expenses	283,404	244,443	496,431	475,186
BREF maintenance fee	434,000	434,000	868,000	868,000
Total operating expenses	5,983,568	5,376,898	12,436,678	10,939,041

Other:
Net losses on insured mortgage security dispositions	(39,225)	(29,140)	(116,448)	(654,953)
Net loss on extinguishment of debt	—	(4,493,651)	—	(5,200,767)
Impairment of REO asset	—	—	—	(2,608,740)
Impairment of CMBS	—	(1,118,990)	(3,484,905)	(1,637,205)
Impairment of mezzanine loan	—	—	—	(526,865)
Net (loss) gain on derivatives	(2,141,388)	14,255,164	(1,651,922)	14,573,324
Net expenses from lease termination and recapitalization	(112,672)	—	(75,067)	(242,840)
Total other	(2,293,285)	8,613,383	(5,328,342)	3,701,954

Net income before dividends paid on preferred shares	2,485,215	19,565,050	4,794,739	23,762,593
Dividends paid on preferred shares	(1,481,708)	(1,481,710)	(2,963,416)	(3,208,270)
Net income to common shareholders	$1,003,507	$18,083,340	$1,831,323	$20,554,323

Earnings per common share:
Basic	$0.06	$1.17	$0.12	$1.33
Diluted	$0.06	$1.15	$0.11	$1.31
Shares used in computing basic earnings per share	15,520,484	15,412,242	15,518,397	15,399,074
Shares used in computing diluted earnings per share	16,018,296	15,684,615	15,982,303	15,679,036

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2005

(unaudited)

			Accumulated
	Preferred	Common	Other					Total
	Stock Par	Stock Par	Comprehensive	Deferred	Warrants	Additional Paid-	Accumulated	Shareholders’
	Value	Value	Income	Compensation	Outstanding	in Capital	Deficit	Equity

Balance at December 31, 2004	$21,790	$155,467	$213,471,845	$(412,362)	$2,564,729	$630,687,207	$(418,431,116)	$428,057,560

Net income before dividends paid on preferred shares	—	—	—	—	—	—	4,794,739	4,794,739
Adjustment to unrealized gains and losses on securities	—	—	6,534,654	—	—	—	—	6,534,654
Dividends paid on preferred shares	—	—	—	—	—	—	(2,963,416)	(2,963,416)
Common shares repurchased	—	(181)	—	—	—	(289,862)	—	(290,043)
Common shares issued	—	155	—	—	—	177,314	—	177,469
Restricted shares issued	—	441	—	(710,000)	—	709,559	—	—
Restricted Stock Units issued		—	—	(125,000)	—	159,500	—	34,500
Amortization of equity compensation	—	—	—	226,951	—	—	—	226,951

Balance at June 30, 2005	$21,790	$155,882	$220,006,499	$(1,020,411)	$2,564,729	$631,443,718	$(416,599,793)	$436,572,414

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income before dividends paid on preferred shares	$4,794,739	$23,762,593
Adjustments to reconcile net income before dividends paid on preferred shares to net cash provided by operating activities:
Net loss on extinguishment of debt	—	4,700,767
Amortization of discount and deferred financing costs on debt	2,820,311	3,562,318
Accretion on mortgage assets, net	(6,240,542)	(8,128,004)
Depreciation and other amortization	1,174,805	711,704
Net losses on insured mortgage security dispositions	116,448	654,954
Equity in earnings from investments	(9,804)	(429,069)
Lease termination and recapitalization expenses (non-cash portion)	75,067	242,840
Equity compensation	552,701	288,929
Impairment of mezzanine loan and REO asset	—	3,135,605
Impairment of CMBS	3,484,905	1,637,205
Hedging expenses (non-cash portion)	747,308	(15,088,768)
Changes in assets and liabilities:
Decrease in receivables and other assets	1,940,735	3,246,420
Increase (decrease) in payables and accrued expenses	1,513,823	(2,627,946)
(Purchases) sales of other MBS, net	(1,304,875)	682,212
Net cash provided by operating activities	9,665,621	16,351,760

Cash flows from investing activities:
Proceeds from mortgage security prepayments	28,179,675	92,436,708
Distributions from AIM Limited Partnerships	9,804	3,172,449
Receipt of principal payments from insured mortgage securities	117,100	654,159
Cash received (paid) in excess of income recognized on CMBS	5,078,493	(1,331,621)
Proceeds from derivatives, net	—	13,063,793
Purchase of derivative instruments	(494,460)	—
Purchase of CMBS	—	(1,647,978)
Net cash provided by investing activities	32,890,612	106,347,510

Cash flows from financing activities:
Principal payments on recourse debt	—	(339,296,000)
Principal payments on non-recourse debt	(28,199,910)	(124,362,581)
Proceeds from issuance of recourse debt	—	62,935,000
Proceeds from issuance of non-recourse debt	—	289,817,385
Payment of debt issuance costs	—	(1,025,475)
Loss on extinguishment of debt (cash portion)	—	(500,000)
Payment of dividends on preferred shares	(2,963,416)	(3,208,270)
Proceeds from the issuance of common stock, net	143,720	876,653
Redemption of preferred stock	—	(18,310,100)
Proceeds from the issuance of preferred stock, net	—	14,632,036
Common stock repurchased	(290,043)	(319,558)
Net cash used in financing activities	(31,309,649)	(118,760,910)

Net increase in cash and cash equivalents	11,246,584	3,938,360

Cash and cash equivalents, beginning of period	41,073,516	21,698,957

Cash and cash equivalents, end of period	$52,320,100	$25,637,317

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

As we announced in February 2005, our Board of Directors had engaged Citigroup Global Markets Inc. as its exclusive financial advisor to assist the Board in undertaking a review of various strategic alternatives, including a possible sale of CRIIMI MAE.  A Special Committee of the Board consisting of the independent members of our Board and chaired by Mr. Robert E. Woods, will review and consider, among other things, all proposals made to CRIIMI MAE or our shareholders, and will make recommendations regarding such proposals to our Board, all with the objective of maximizing shareholder value.  There can be no assurance that the process will result in any transaction.

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

To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement).  According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests.  In accordance with current SEC staff interpretations, we believe that all of our CMBS constitute Other Real Estate Interests and that certain of our CMBS also constitute Qualifying Interests.  On substantially all of our CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans.  Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related CMBS constitute Qualifying Interests.  As of June 30, 2005, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.  If the SEC or its staff were to take a different position with respect to whether such CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on us.

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

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of June 30, 2005 and December 31, 2004 (audited), the consolidated results of operations for the three and six months ended June 30, 2005 and 2004 and the consolidated cash flows for the three and six months ended June 30, 2005 and 2004.  The accompanying consolidated financial statements include the financial results of CRIIMI MAE and all of our majority-owned and controlled subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Comprehensive Income

The following table presents comprehensive income for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Net income before dividends paid on preferred shares	$2,485	$19,565	$4,795	$23,763
Adjustment to unrealized gains and losses on mortgage assets	22,926	(26,016)	6,535	26,157
Adjustment to unrealized gains and losses on derivative financial instruments	—	12	—	(4,740)
Comprehensive income (loss)	$25,411	$(6,439)	$11,330	$45,180

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income to common shareholders	$1,004	$18,083	$1,831	20,554
Add: Stock-based compensation expense included in reported net income	265	144	553	289
Less: Stock-based compensation expense determined under the fair value based method for all awards	(265)	(212)	(567)	(447)
Pro forma net income to common shareholders	$1,004	$18,015	$1,817	20,396

Earnings per share:
Basic – as reported	$0.06	$1.17	$0.12	$1.33
Basic – pro forma	$0.06	$1.17	$0.12	$1.32
Diluted – as reported	$0.06	$1.15	$0.11	$1.31
Diluted – pro forma	$0.06	$1.15	$0.11	$1.30

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.  Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative.  SFAS No. 123R is effective for the first fiscal year beginning after June 15, 2005.  In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date.  Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123R.  SFAS No. 123R will be effective for us on January 1, 2006.  We have not yet determined the impact of SFAS No. 123R on our financial statements.

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

	As of June 30, 2005				As of December 31, 2004
	Amortized Cost		Fair Value		Amortized Cost		Fair Value
	(in thousands)
ASSETS:
CMBS (1)	$744,896		$964,858		$747,222		$960,656
Insured mortgage securities (1)	9,509		9,516		37,766		37,783
Other MBS (1)	5,460		5,364		4,161		4,059
Receivables and other assets	See footnote	(2)	See footnote	(2)	See footnote	(2)	See footnote	(2)
Cash and cash equivalents	52,320		52,320		41,074		41,074
Derivative net asset (1)	168		—		—		—

LIABILITIES:
Recourse debt:
Secured by pledge of CMBS	42,415		42,415		42,415		42,415
Senior subordinated secured note	31,267		32,547		31,267		33,831
Non-Recourse Debt:
Secured by pledge of CMBS	529,214		623,517		526,839		625,752
Secured by pledge of insured mortgage securities	1,285		1,285		29,485		29,485
Derivative net liability (1)	—		1,509		—		762

(1)               Recorded at fair value in the accompanying consolidated balance sheets.

(2)               CMSLP owned CMBS and interest-only strips with an aggregate amortized cost basis of approximately $0.9 million and $1.1 million and a fair value of approximately $0.9 million and $1.1 million as of June 30, 2005 and December 31, 2004, respectively.  The cost basis of all other receivables and other assets approximates fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CMBS

Our determination of fair values for our CMBS portfolio is a subjective process.  The process begins with the compilation and evaluation of pricing information (such as spreads to U.S. Treasury securities or yields) that, in our view, is commensurate with the market’s perception of value and risk of our assets and comparable assets.  We use a variety of sources to compile such pricing information including:  (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS or to the CMBS (or collateral) underlying our CMBS issued in connection with CRIIMI MAE Trust 1 Series 1996-C1 (or CBO-1) and CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2), (ii) communications with dealers, lenders, and active CMBS investors and/or advisors regarding the pricing and valuation of our securities and comparable securities, (iii) institutionally available research reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market’s perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of underlying commercial mortgage loans.  We make further adjustments to such pricing information based on our specific knowledge of our CMBS, including cash flow and characteristics of the particular CMBS, and the impact of relevant events, which is then used to determine the fair value of our CMBS using a discounted cash flow approach.  Expected future gross cash flows are discounted at assumed market yields for our CMBS not expected to sustain a loss. The fair value for those CMBS, or portion thereof, expected to incur principal losses and interest shortfalls (i.e., generally B- rated bonds through our unrated/issuer’s equity) based on our overall expected loss estimate are valued using a discounted cash flow approach applied to loss adjusted cash flows and a yield to maturity that, in our view, is commensurate with the market’s perception of the value and risk of comparable securities.  Such anticipated principal losses and interest shortfalls, as well as the timing and amount of potential recoveries of such shortfalls, are critical estimates and have been taken into consideration in the calculation of fair values and yields to maturity used to recognize interest income.  We have disclosed the range of discount rates by rating category used in determining the fair values as of June 30, 2005 in Note 4.

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

Other MBS

The fair value of our Other MBS is an estimate based on the indicative market price from publicly available pricing services, as well as management estimates.

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Debt

The carrying amount of our variable rate debt approximates fair value because the current rate on the debt resets monthly based on market rates.  The fair value of our non-recourse debt secured by pledge of CMBS is estimated using a discounted cash flow methodology similar for CMBS described above.  The discount rate used to estimate the fair value of the BREF Debt was determined based on its par amount outstanding and “make-whole” amounts due pursuant to the terms of the BREF Debt.

Derivative Net Asset (Liability)

The fair value of our interest rate swap and options are the estimated amounts that we would have realized if we would have terminated the swap agreements and option contracts as of June 30, 2005 and December 31, 2004, taking into account current swap interest rates and information obtained from the counterparties and the current creditworthiness of the counterparties.

4.             CMBS

As of June 30, 2005, our assets include CMBS with an aggregate face amount of approximately $1.3 billion rated from AAA to D and unrated.  Certain of the CMBS assets relate to securitization transactions in which we did not surrender control of the assets and thus, as required by GAAP, the assets and the associated non-recourse debt are reflected in the consolidated balance sheet.  Accordingly, the interest income from such assets and interest expense from the associated non-recourse debt are also reflected in the consolidated income statements.  Cash flows from such assets are all required to service the debt, and therefore, we currently receive no cash flows from those assets.  Substantially all of our CMBS portfolio represents investments in securities issued in connection with the CBO-1 and CBO-2 resecuritizations.  The following is a summary of our CMBS as of June 30, 2005:

(in millions)	Fair Value	Amortized Cost	% of Total Fair Value of CMBS
CMBS Pledged to Secure Non-Recourse Debt	$623.6	$484.1	65%
Retained CMBS Portfolio	341.3	260.8	35%
Total CMBS Portfolio	$964.9	$744.9	100%

The aggregate investment by the Standard & Poor’s Rating Services (S&P) rating of the CMBS is as follows:

Security Rating	Face Amount as of 6/30/05	Weighted Average Pay Rate as of 6/30//05		Loss Adjusted Weighted Average Life as of 6/30/05 (1)	Fair Value as of 6/30/05 (7)	Discount Rate or Range of Discount Rates Used to Calculate Fair Value as of 6/30/05		Amortized Cost as of 6/30/05 (5) (6)
	(in millions)				(in millions)			(in millions)

CMBS Pledged To Secure Non-Recourse Debt
AAA (3)	$325.2	7.0%		6 years	$349.4	4.2 – 5.5%		$293.1

BBB- (4)	260.0	7.0%		8 years	274.2	6.0 – 6.3%		191.0
Total CMBS Pledged to Secure Non-Recourse Debt	585.2	7.0%		7 years	623.6			484.1

Retained CMBS Portfolio
CMBS Pledged to Secure Recourse Debt
BBB- (4)	59.0	7.0%		8 years	62.2	6.0 – 6.3%		43.4

BB+	70.9	7.0%		11 years	70.1	7.2%		48.8

B-	2.5	6.8%		8 years	1.7	13.3%		1.6
	132.4				134.0			93.8

CMBS

BB	35.5	7.0%		12 years	32.1	8.5%		21.8

B+	88.6	7.0%		13 years	58.0	13.1%		48.3

B- (2)	189.2	10.7%		18 years	93.5	15.0 – 15.6	%(8)	77.7

CCC (2)	70.9	0.0%		—	—	—		—

D (2)(9)	106.3	N/M		22 years	12.8	15.0	%(8)	12.7

Unrated/Issuer’s Equity (2)	89.1	N/M		1 year	10.9	15.0	%(8)	6.5

	579.6				207.3			167.0
Total Retained CMBS Portfolio	712.0	5.4	%(2)	13 years	341.3			260.8

Total CMBS	$1,297.2	6.1%		9 years	$964.9			$744.9

(1)     The loss adjusted weighted average life was weighted using fair values as of June 30, 2005 and represents the weighted average expected life of the CMBS based on our current estimate of future losses.

(2)     These CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our Retained CMBS Portfolio, or for a number of other reasons.  Such interest shortfalls will continue to accumulate until they are repaid through either excess interest and/or recoveries on the underlying CMBS or a re-characterization of principal cash flows, in which case they may be realized as a loss of principal on the Retained CMBS Portfolio.  Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of June 30, 2005.  The weighted average pay rate as of June 30, 2005 reflects an annualization of cash received as of quarter end based on the face amount outstanding.  This weighted average pay rate will likely change on a periodic basis due to the volatility of interest cash flows, certain reasons of which are described herein.  The B- rated CMBS have a stated coupon rate of 7.0%.  The unrated/issuer’s equity CMBS from CBO-1 and CBO-2 currently do not have a stated coupon rate since these securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority.  As a result, effective coupon rates on these securities are highly sensitive to the monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-1 and CBO-2.  Additionally, certain weighted average pay rates are not meaningful (N/M) due to the infrequent, volatile cash flows associated with such bonds.

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

(4)     On June 30 2004, we issued a senior interest certificate with a face amount of $260.0 million in our $319.0 million (currently BBB- rated) CMBS and retained an option to repurchase the senior interest certificate, after five years, at a fixed spread over applicable swap rates.  Since we retained a repurchase option, we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 140, and thus these CMBS and the associated non-recourse debt are reflected on the consolidated balance sheet.  For presentation purposes, approximately 81.5% of the (currently BBB- rated) CMBS asset-related information is reflected in “CMBS Pledged to Secure Non-Recourse Debt” and the remaining 18.5% of the (currently BBB- rated) CMBS asset-related information is reflected in “Retained CMBS Portfolio — CMBS Pledged to Secure Recourse Debt”.  See Note 6 to the consolidated financial statements for a discussion of the non-recourse debt issued in connection with this securitization transaction.

(5)     Amortized cost reflects approximately $3.5 million of impairment charges related to our CMBS which was recognized during the six months ended June 30, 2005.  These impairment charges are in addition to the cumulative impairment charges of approximately $278.8 million that were recognized through December 31, 2004.  Amortized cost of total CMBS was approximately $747.2 million at December 31, 2004.

(6)     See Note 8 to the consolidated financial statements for certain tax information related to our CMBS.

(7)     As of June 30, 2005, the aggregate fair values of the CBO-1, CBO-2, Nomura and MSC 1997-WF1 bonds were approximately $12.5 million, $946.9 million, $3.8 million and $1.7 million, respectively.

(8)     As a result of the estimated loss of principal on these CMBS, or a portion thereof, the fair values and discount rates of these CMBS are based on a loss adjusted yield to maturity.  The fair values of the B-, CCC, D rated and the unrated/issuer’s equity were derived primarily from interest cash flow and/or recoveries of prior interest shortfalls anticipated to be received since we currently assume that the full principal amount on certain of these securities will not be recovered.  See also “Advance Limitations, Appraisal Reductions and Losses on CMBS” below.  The 15.6% rate reflects a discount rate applied against future gross cash flows.

(9)     Although the principal balance of the D rated bond in CBO-2 is expected to be outstanding for approximately 22 years, it is not anticipated that any principal will be collected.  Cash receipts from this bond are not received on a regular basis and, when and if received, are expected to be only in the form of recoveries of prior interest shortfalls to the extent available interest shortfalls are not directed to any securities higher in priority in the CBO-2 resecuritization.

Mortgage Loan Pool

We have $12.1 billion and $13.2 billion of seasoned commercial mortgage loans underlying our CMBS portfolio as of June 30, 2005 and December 31, 2004, respectively.  As of June 30, 2005, the commercial mortgage loans are secured by properties of the types and in the geographic locations identified below:

Property Type	6/30/05 Percentage(1)

Retail	29%
Multifamily	24%
Hotel	16%
Office	12%
Other	19%
Total	100%

Geographic Location	6/30/05 Percentage(1)

California	16%
Texas	9%
Florida	7%
Pennsylvania	5%
Other	63%
Total	100%

(1)               Based on a percentage of the total unpaid principal balance of the underlying loans.

Specially Serviced Mortgage Loans

Our servicing subsidiary, CRIIMI MAE Services Limited Partnership (CMSLP), performs special servicing on substantially all of the loans underlying our CMBS portfolio.  A special servicer typically provides asset management and resolution services with respect to nonperforming or underperforming loans within a pool of mortgage loans.  When serving as special servicer of a mortgage loan pool, CMSLP has the authority, subject to certain restrictions in the applicable CMBS pooling and servicing documents, to deal directly with any borrower that fails to perform under certain terms of its mortgage loan, including the failure to make payments, and to manage any loan workouts and foreclosures.  As special servicer, CMSLP earns fee income on services provided in connection with certain loan servicing functions transferred to it from the master servicer.  The actions undertaken by CMSLP with respect to each loan are governed by the servicing standard and the pooling and servicing agreement (PSA) for each pool which generally requires CMSLP to operate in the best interest of all of the certificate holders, which may not necessarily be in the best interest of CRIIMI MAE.  Because CRIIMI MAE owns the first loss, unrated or lowest rated bond of virtually all of the CMBS transactions underlying our CMBS, CRIIMI MAE retains certain additional rights with respect to each specially serviced loan which rights are also set forth in the applicable PSA.

Historically, CMSLP has been special servicer with respect to all but a group of healthcare loans for a certain CMBS transaction underlying the Company’s portfolio.  Recently, CMSLP was named special servicer for that entire CMBS transaction.  The transaction includes a group of 10 healthcare and senior housing mortgage loans with an aggregate scheduled balance of $125.7 million, five of which have a scheduled balance totaling $70.9 million and are currently in special servicing.  To the extent losses on the healthcare loans exceed the principal balance of certain underlying healthcare securities in this CMBS transaction, we will suffer such excess losses in the form of interest shortfalls and/or additional principal losses to our CMBS.

As of June 30, 2005 and December 31, 2004, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

	6/30/05	12/31/04
	(in millions)
Specially serviced loans due to monetary default (1)	$482.0	$779.1
Specially serviced loans due to covenant default/other	33.1	41.4
Total specially serviced loans	$515.1	$820.5
Percentage of total mortgage loans	4.3%	6.2%

(1)               Includes $173.2 million and $208.6 million, respectively, of real estate owned by the underlying securitization trusts.  See the table below regarding property type concentrations for further information on real estate owned by the underlying securitization trusts.  Also includes loans transferred into special servicing for “imminent default” but where monetary default may not yet actually have occurred.

The specially serviced mortgage loans as of June 30, 2005 were secured by properties of the types and located in the states identified below:

Property Type	$ (in millions)		Percentage

Hotel	$151.3	(1)	29%
Healthcare	139.5	(1)	27%
Multifamily	80.8	(1)	16%
Retail	80.4		16%
Office	29.6		6%
Other	33.5		6%
Total	$515.1		100%

Geographic Location	$ (in millions)	Percentage

Florida	$98.1	19%
Michigan	38.9	8%
North Carolina	35.5	7%
Indiana	34.7	7%
Texas	33.2	6%
Georgia	32.2	6%
New Jersey	29.0	6%
Tennessee	25.8	5%
Other	187.7	36%
Total	$515.1	100%

(1)               Approximately $96.9 million, $18.4 million and $17.9 million, respectively, represent real estate owned by the underlying securitization trusts.

The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2004 to June 30, 2005:

(in millions)
Specially Serviced Loans (unpaid principal balance) at December 31, 2004	$820.5
Transfers out of special servicing	(353.1)
Transfers in due to monetary default	58.6
Transfers in due to covenant default and other	7.0
Loan amortization (1)	(7.9)
Other	(10.0)
Specially Serviced Loans at June 30, 2005	$515.1

(1)          Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by master servicers.

The Shilo Inn loans, consisting of 23 mortgage loans with an aggregate principal balance of $134.5 million spread across three CMBS transactions and secured by 23 hotel properties in the West and Pacific Northwestern states, were returned to the respective master servicers as “corrected loans,” as of June 30, 2005.  While the borrowers have made monthly principal and interest payments under their loan agreements through July 2005, they continue to express concerns regarding the operating performance of the properties securing such loans.  There can be no assurance that any of the performing mortgage loans, including corrected loans, in the mortgage loan pool underlying our CMBS will continue to perform under their terms.  Distributions on our Retained CMBS Portfolio, and the related fair value of the Retained CMBS Portfolio, will continue to be impacted by, among other things, the borrowers’ performance under the terms of the performing and corrected mortgage loans underlying our CMBS and the master servicers’ compliance with their advancing obligations under the terms of the agreements governing the securitization trusts.

Advance Limitations, Appraisal Reductions and Losses on CMBS

We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions, advance limitations, and/or expenses and other shortfalls specific to certain trusts.  An appraisal reduction event can result in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan.  As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement.  In general, the master servicer can advance up to a maximum of the difference between 90% of the property’s appraised value and the sum of accumulated principal and interest advances and expenses.  The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss, or no loss, on our Retained CMBS Portfolio than the calculated appraisal reduction amount.  Total appraisal reductions as of June 30, 2005 for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as estimated by us were approximately $31.3 million, $118.5 million and $10.3 million for CBO-1, CBO-2 and Nomura, respectively, for a total of $160.1 million.

Certain CMBS from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives.  The following table summarizes the actual realized losses on our CMBS through June 30, 2005 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future real estate losses underlying our CMBS, including real estate losses which may be realized outside of our CMBS ownership.

	CBO-1	CBO-2	Nomura	Total
	(in thousands)
Years 1999 through 2003 actual realized losses	$27,834	$92,510	$2,721	$123,065
Year 2004 actual realized losses	44,967	70,529	7,519	123,015
Actual realized losses, January 1 through June 30, 2005	11,991	41,091	6,442	59,524
Cumulative actual realized losses through June 30, 2005	84,792	204,130	16,682	305,604

Expected loss estimates through the remainder of year 2005	20,819	89,292	705	110,816
Expected loss estimates for the year 2006	7,433	69,064	13,343	89,840
Expected loss estimates for the year 2007	4,449	14,369	5,021	23,839
Expected loss estimates for the year 2008	1,675	4,400	2,856	8,932
Expected loss estimates for the year 2009	1,180	5,905	2,351	9,435
Expected loss estimates for the remaining life of CMBS	5,674	27,600	7,151	40,425
Cumulative expected loss estimates (including cumulative actual realized losses) through life of CMBS	$126,022	$414,760	$48,109	$588,891

We decreased our overall expected loss estimate related to our subordinated CMBS from approximately $628 million as of December 31, 2004 to $589 million as of June 30, 2005, with such total losses occurring or expected to occur through the life of the CMBS portfolio.  This reduction to the overall expected loss estimate includes, among other things, changes in the actual and/or anticipated amount and timing of resolution and disposition of certain specially serviced assets.  Additionally, our estimates of overall expected losses include estimates of future loss exposure which relate in part to underlying mortgage loans, including “corrected” mortgage loans, which are performing today, but which we expect may default at some point in the future, at which time we estimate that losses may occur.  Such estimates are subject to change as market conditions change.  There can be no assurance that our overall expected loss estimate of $589 million, as of June 30, 2005, will not be exceeded as a result of additional or existing events or circumstances.

During the six months ended June 30, 2005, we determined that there had been an adverse change in expected future cash flows for certain of our CMBS due primarily to a change in our estimate of the timing of anticipated cash flows.  As a result, we determined that these CMBS had been impaired under EITF 99-20.  We recorded other than temporary impairment charges on certain CMBS through the consolidated income statement of $3.5 million for the six months ended June 30, 2005.

Yield to Maturity

The following table summarizes yield-to-maturity information relating to our CMBS:

	Anticipated Yield-to- Maturity as of 1/1/05 (1)	Current Anticipated Yield-to- Maturity as of 7/1/05 (1)

CMBS Pledged to Secure Non-Recourse Debt	10.4%	10.6%

Retained CMBS Portfolio	15.8%	16.2%

Weighted Average	12.3%	12.5%

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

Key Assumptions in Determining Fair Value

The gross mortgage loan cash flows from each commercial mortgage loan pool and their corresponding distribution on the CMBS may be affected by numerous assumptions and variables including:

(i)            changes in our estimate of the timing and/or amount of credit losses on the commercial mortgage loans (credit risk), which are a function of:

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

•                  other costs related to credit including trust expenses and disposition costs related to the loans.

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

(iii)          changes in cash flows related to principal losses and interest shortfalls, as well as our estimate of the timing and amount of potential recoveries of such shortfalls, based on our overall expected loss estimate for our CMBS, the fair value of which is determined using a loss adjusted yield to maturity;

(iv)                              the amount and timing of principal and interest advances made by the servicers for distribution to the CMBS; and

(v)                                 the expected performance of the properties during the specially serviced period.

Sensitivities of Key Assumptions

Since we use a discounted cash flow methodology to derive the fair value of our CMBS, changes in our estimate of the timing and/or the amount of cash flows received from the underlying commercial mortgage loans, and their allocation to the CMBS, will directly impact the fair value of such securities.  Accordingly, delays in the anticipated receipt of cash flows and/or decreases in future cash flows resulting from higher than anticipated credit losses, among other things, will result in an overall decrease in the fair value of our CMBS.  Furthermore, any increase/(decrease) in the required rate of return for CMBS will result in a corresponding (decrease)/increase in the fair value of such securities.  We have included the following narrative and numerical disclosures to demonstrate the sensitivity of such changes to the fair value of our CMBS.

Key Assumptions Resulting in an Adverse Impact to Fair Value

Factors which could adversely affect the valuation of our CMBS include: (i) the receipt of future cash flows less than anticipated due to higher credit losses (i.e., higher credit losses resulting from a larger percentage of loan defaults, and/or greater losses, or losses occurring sooner than projected, and/or longer periods of recovery between the date of default and liquidation (see also “Key Assumptions in Determining Fair Values” and “Sensitivity of Fair Value to Changes in Credit Losses” below)), (ii) deteriorating credit which would cause assumed interest recoveries to be claimed by bonds higher in priority than ours, (iii) an increase in the required rate of return (see “Sensitivity of Fair Value to Changes in the Discount Rate” below) for CMBS, and/or (iv) the receipt of cash flows later than anticipated (see “Sensitivity of Fair Value to Extension Risk” below).

Sensitivity of Fair Value to Changes in Credit Losses

For purposes of this disclosure, we used a market convention for simulating the impact of increased credit losses on CMBS.  Generally, the industry uses a combination of an assumed percentage of loan defaults (referred to in the industry as a Constant Default Rate or “CDR”), a lag period and an assumed loss severity.  For purposes of this disclosure, we assumed the following loss scenarios, each of which was assumed to begin immediately following June 30, 2005: (i) 3.0% per annum of the commercial mortgage loans were assumed to default and 30% of the then outstanding principal amount of the defaulted commercial mortgage loans were assumed to be lost (referred to in the industry as a 3.0% CDR and 30% loss severity, and referred to herein as the “3%/30% CDR Loss Scenario”), and (ii) 3.0% per annum of each commercial mortgage was assumed to default and 40% of the then outstanding principal amount of each commercial mortgage loan was assumed to be lost (referred to in the industry as a 3.0% CDR and 40% loss severity, and referred to herein as the “3%/40% CDR Loss Scenario”).  The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our total CMBS portfolio by approximately $52.0 million (or 5.4%) and $90.9 million (or 9.4%), respectively.  The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our Retained CMBS Portfolio (portion BBB- through unrated/issuer’s equity) by approximately $52.9 million (or 15.5%) and $93.0 million (or 27.2%), respectively.

The aggregate amount of credit losses assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario and the actual realized losses through June 30, 2005 totaled approximately $759.4 million and $832.2 million, respectively.  These amounts are in comparison to the aggregate amount of anticipated credit losses estimated by us as of June 30, 2005 of approximately $588.9 million used to calculate GAAP income yields.  It should be noted that the amount and timing of the anticipated credit losses assumed by us related to the GAAP income yields are not directly comparable to those assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario.

Sensitivity of Fair Value to Changes in the Discount Rate

The required rate of return used to determine the fair value of our CMBS is comprised of many variables, such as a risk-free rate, a liquidity premium and a credit risk premium.  These variables are combined to determine a total rate that, when used to discount the CMBS’s assumed stream of future cash flows, results in a net present value of such cash flows.  The determination of such rate is dependent on many quantitative and qualitative factors, such as, but not limited to, the market’s perception of the issuers and the credit fundamentals of the commercial real estate underlying each pool of commercial mortgage loans that secure our CMBS.  For purposes of this disclosure, we assumed that the discount rate used to determine the fair value of our CMBS increased by 100 basis points and 200 basis points.  The increase in the discount rate by 100 and 200 basis points, respectively, would result in a corresponding decline in the value of our total CMBS portfolio by approximately $50.8 million (or 5.3%) and $97.9 million (or 10.1%), respectively, and our Retained CMBS Portfolio by approximately $19.6 million (or 5.7%) and $37.5 million (or 11.0%), respectively.

The sensitivities above are hypothetical and should be used with caution.  As the figures indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, the effect of a variation in a particular assumption on the fair value of our Retained CMBS Portfolio is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Sensitivity of Fair Value to Extension Risk

For purposes of this disclosure, we assumed that the maturity date of each commercial mortgage loan underlying the CMBS was extended for a period of 12 months and 24 months beyond the contractual or anticipated maturity date specified in each mortgage loan.  The delay in the timing and receipt of such cash flows for an extended period of time consisting of 12 months and 24 months, respectively, would result in a corresponding decline in the fair value of our total CMBS portfolio by approximately $0.9 million (or 0.1%) and $2.4 million (or 0.3%), respectively, and our Retained CMBS Portfolio by approximately $4.3 million (or 1.2%) and $8.4 million (or 2.5%), respectively.

Impact of Prepayment Risk on Fair Value of Retained CMBS Portfolio

Our CMBS were purchased at a discount to their face amount due to their subordinated claim to principal and interest cash flows and priority of allocation of realized losses.  As a result of the discounted purchase price, the return of principal sooner than anticipated from prepayments, and/or in amounts greater than initially assumed when we purchased such CMBS, would result in an increase in the value of our Retained CMBS Portfolio.  Such appreciation in value would result from the higher subordination level of the CMBS transaction relative to comparable CMBS and the potential for an upgrade in the ratings category of the security and cash flows to us sooner than expected and a reduction in the weighted average life of the CMBS.  Since the effects of prepayments would enhance the value of our CMBS, other than if high-coupon mortgage loans underlying our Retained CMBS Portfolio are prepaid thus reducing the excess interest available to certain of our CMBS, the effects of increased prepayments were excluded from the sensitivity analysis above.

5.             INSURED MORTGAGE SECURITIES

We own the following insured mortgage securities, all of which are GNMA mortgage-backed securities.

Date	Number of Mortgage Securities	Fair Value (1)	Amortized Cost	Weighted Average Effective Interest Rate (2)	Weighted Average Remaining Term (2)
		(in thousands)	(in thousands)

June 30, 2005	4	$9,516	$9,509	7.04%	27 years

December 31, 2004	10	$37,783	$37,766	7.37%	26 years

(1)     These assets were pledged to secure amounts borrowed under the Deutsche Bank secured borrowing facility through July 2005.

(2)     Weighted averages were computed using total face amount of the mortgage securities.  It is likely that some or all of the underlying mortgage loans will prepay.  Weighted average lives are less than one year based on our review of remaining prepayment restrictions, lockouts, and prepayment assumptions.

6.             OBLIGATIONS UNDER FINANCING FACILITIES

The following table summarizes our debt outstanding as of June 30, 2005 and December 31, 2004.

	As of June 30, 2005
	Ending Balance	Weighted Average Effective Rate at Quarter End (1)	December 31, 2004 Ending Balance
	(in thousands)		(in thousands)

Recourse to CRIIMI MAE:
Secured by pledge of CMBS (2)	$42,415	4.9%	$42,415
Senior subordinated secured note	31,267	16.2%	31,267
Total recourse debt	73,682	9.7%	73,682

Non-Recourse to CRIIMI MAE:
Secured by pledge of CMBS (3)	529,214	8.7%	526,838
Secured by pledge of insured mortgage securities (4)	1,285	3.4%	29,485
Total non-recourse debt	530,499	8.7%	556,323
TOTAL DEBT	$604,181	8.8%	$630,005

(1)   The weighted average effective interest rate includes the amortization of deferred financing costs and amortization of the discount, if applicable.

(2)   CRIIMI MAE has guaranteed 10%, or up to $4.2 million, of the outstanding debt.

(3)   As of June 30, 2005 and December 31, 2004, the face amount of the debt was $585.2 million with unamortized discount of $56.0 million and $58.4 million, respectively.  The fair value of the collateral securing such debt as of June 30, 2005 and December 31, 2004 was $623.5 million and $625.8 million, respectively.

(4)   As of June 30, 2005 and December 31, 2004, the fair value of the collateral securing such debt was $9.5 million and $37.8 million, respectively.  In July 2005, $6.6 million of mortgages underlying our insured mortgage securities prepaid; as a result, the related non-recourse debt was paid down.  The remaining outstanding non-recourse debt related to our insured mortgage securities was repaid in July 2005.

RECOURSE DEBT

Secured by Pledge of CMBS

Deutsche Bank $95 Million Secured Borrowing Facility

Deutsche Bank provided a $95 million secured borrowing facility to one of our subsidiaries, in the form of a repurchase transaction, on June 30, 2004.  We used $42 million of this facility towards the repayment of our Bear Stearns debt.  The $42 million advance, which is secured by two of our CMBS (the retained junior interest in our BBB- rated CMBS and our BB+ rated CMBS) which have an aggregate fair value of $132.3 million as of June 30, 2005, bears interest at a per annum rate equal to one month LIBOR plus 1.25%, payable monthly.  The resulting loan-to-value ratio was approximately 32% as of June 30, 2005.  Recourse is limited to 10% of the outstanding borrowing amount, or $4.2 million, as of June 30, 2005.  In June 2004, we paid Deutsche Bank $315,000, or 0.75% of the $42 million advance as a structuring fee.  See “Non-Recourse Debt Secured by Pledge of Insured Mortgage Securities - Deutsche Bank $95 million Secured Borrowing Facility” for a description of an additional $1.3 million outstanding under this facility as of June 30, 2005.

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

Bear Stearns $200 Million Secured Borrowing Facility

We have a $200 million secured borrowing facility, in the form of a repurchase transaction, with Bear Stearns which matures on August 14, 2005.  As of June 30, 2005, the outstanding balance under this facility was $415,000, which bore interest at a rate of one-month LIBOR plus 1.5%.  This outstanding amount was repaid in July 2005 from our available cash.  The debt was collateralized by $2.5 million face amount ($1.7 million fair value as of June 30, 2005) of a B- rated CMBS that was originally purchased in April 2004.

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

NON-RECOURSE DEBT

Secured by Pledge of CMBS

In connection with our CBO-2 re-securitization transaction, we issued $328 million original face amount of non-recourse debt.  The outstanding face amount and amortized cost of this debt was $325.2 million and $290.4 million, respectively, as of June 30, 2005.

On June 30, 2004, we issued a senior interest certificate with a face amount of $260 million in our $319 million (currently BBB- rated) CBO-2 bonds to Deutsche Bank Securities Inc.  The issuance of the $260 million senior interest certificate was priced to yield approximately 8.5% and netted proceeds of approximately $237 million, which were used towards repayment of the remaining balance of our previous repurchase agreement debt.  We have the right, after five years, to repurchase the senior interest certificate at a price calculated by using the then applicable interest rate swap rate plus 1.65%.  The outstanding face amount and amortized cost of this debt was $260 million and $238.8 million, respectively, as of June 30, 2005.

Secured by Pledge of Insured Mortgage Securities

Deutsche Bank $95 Million Secured Borrowing Facility

As previously discussed, Deutsche Bank provided a $95 million secured borrowing facility to us, in the form of a repurchase transaction.  In addition to the $42 million advance described above as recourse debt, we originally borrowed an additional $53 million of this facility on June 30, 2004 towards the repayment of amounts owing on our Bear Stearns $200 million secured borrowing facility.  As of June 30, 2005, the non-recourse amount outstanding was approximately $1.3 million, was secured by our insured mortgage securities, and bore interest at a per annum rate equal to one month LIBOR plus 0.10%, payable monthly.  We paid off the remaining outstanding non-recourse debt in July 2005.

7.             DERIVATIVE FINANCIAL INSTRUMENTS

On May 19, 2005, we purchased an option on a 10-year interest rate swap which, if exercised by us and under certain conditions, would have required us to pay a fixed interest rate of 5.1% per annum in exchange for floating payments based on one-month LIBOR, each calculated on a notional amount of $134 million over a 10-year term.  The option expired worthless on July 18, 2005.  This option was purchased from Bear Stearns for a cost of $167,500.  We purchased this option to manage the risk that an increase in interest rates would reduce the fair value of our Retained CMBS Portfolio.  This option was not designated as a hedging instrument and, as a result, changes in fair value were recognized in current period earnings as net gains (losses) on derivatives.  The option fair value was $0 as of June 30, 2005.

On March 28, 2005, we purchased an option on a 10-year interest rate swap which, if exercised by us and under certain conditions, would have required us to pay a fixed interest rate of 5.5% per annum in exchange for floating payments based on one-month LIBOR, each calculated on a notional amount of $134 million over a 10-year term.  The option expired worthless on May 16, 2005.  We purchased this option to manage the risk that an increase in interest rates would reduce the fair value of our Retained CMBS Portfolio.  This option was purchased from Citibank N.A. for a cost of approximately $327,000.  This option was not designated as a hedging instrument and, as a result, changes in fair value were recognized in current period earnings as net gains (losses) on derivatives.

On August 6, 2004, we entered into an interest rate swap in which we agreed to pay Deutsche Bank a fixed interest rate of 4.70% per annum in exchange for floating payments based on one-month LIBOR on a notional amount of $40 million over a 10-year term.  The monthly interest payments commenced on September 7, 2004.  The swap was not designated as a hedging instrument, and as a result, changes in fair value, as well as the impact of any cash payments made or received, were recognized in current period earnings as net (losses) gains on derivatives.  The fair value of the swap was a liability of $1.5 million as of June 30, 2005.  In connection with this swap and pursuant to the interest rate swap documents and Master Netting Agreement with Deutsche Bank, we have granted to Deutsche Bank a security interest in all of our right, title and interest in certain assets, and property (including our right to any “Excess” as defined in the Master Netting Agreement) related to the collateral securing the Deutsche Bank debt secured by CMBS, to secure our obligations under the interest rate swap documents and the Deutsche Bank debt secured by CMBS.  This security interest constitutes additional collateral for the Deutsche Bank debt secured by CMBS.  Under the Master Netting Agreement, on any day on which we have any obligation to deliver cash or additional eligible collateral under either the interest rate swap or the Deutsche Bank debt, such obligation will be deemed satisfied to the extent there exists an Excess under the Deutsche Bank debt or an obligation for Deutsche Bank to deliver cash or eligible collateral to us under the interest rate swap.

We recognized approximately $2.1 million and $1.7 million of net losses on derivatives during the three and six months ended June 30, 2005, respectively.

8.                                      INCOME TAXES

Differences Between Financial Statement Net Income and Taxable Income (Loss)

The differences between GAAP net income (loss) and taxable income (loss) are generally attributable to differing treatment, including timing related thereto, of unrealized/realized gains and losses associated with certain assets; the bases, income, impairment, and/or credit loss recognition related to certain assets, primarily our CMBS, and amortization of various costs.  Additionally, differences between GAAP net income (loss) and taxable income (loss) are attributable to differing treatment of our non-recourse debt obligations and, in some cases, accounting for derivative instruments.  The distinction between GAAP net income (loss) and taxable income (loss) is important to our shareholders because dividends or distributions, if any, are declared and paid on the basis of our taxable income or loss.  CRIIMI MAE Inc. does not pay Federal income taxes as long as we satisfy the requirements for exemption from taxation pursuant to the REIT requirements of the Internal Revenue Code.  We calculate our taxable income or loss as if we were a regular domestic corporation.  The amount of our taxable income or loss determines the amount of dividends, if any, we are required to distribute to shareholders in order to eliminate our tax liability pursuant to REIT requirements.

A summary of our year-to-date estimated taxable income to common shareholders and the remaining NOL carry forward as of June 30, 2005 is as follows:

(in millions)
Taxable income to common shareholders for the six months ended June 30, 2005 prior to NOL carry forward	$9.0
LESS: Utilization of NOL carry forward	(9.0)
Taxable income to common shareholders for the six months ended June 30, 2005	$—

Accumulated NOL through December 31, 2004	$(297.5)
NOL utilization during the six months ended June 30, 2005	9.0
NOL carried forward for use in future periods	$(288.5)

The NOL carry forward of $288.5 million at June 30, 2005 can be carried forward to offset future taxable income until it is fully utilized or it expires.  If the carry forwards are not used, they will expire between the years 2021 and 2024.

As discussed above, taxable income will generally differ from GAAP net income during a given period, and such differences are likely to be material.  A summary of significant items that give rise to differences in GAAP net income and taxable net income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Included in taxable income (loss):
Realized credit losses on CMBS	$9.7	$15.0	$18.0	$23.2
Excluded from taxable income (loss):
Impairment on CMBS	—	$1.1	3.5	1.6

The adjusted tax basis of the underlying CMBS was approximately $1.1 billion as of June 30, 2005.  For GAAP purposes, the amortized cost basis of our CMBS was approximately $744.9 million as of June 30, 2005.  The tax and GAAP basis of the aggregate debt obligations related to the financings of our CMBS was approximately $944.5 million and $602.9 million, respectively, at June 30, 2005.

Taxable REIT Subsidiaries (TRS)

Our TRSs are separate taxable entities that cannot use CRIIMI MAE Inc.’s net operating loss carryforward to reduce their taxable income.  Thus, we will recognize income tax expense to the extent these subsidiaries owe income taxes.  Our TRSs had a taxable loss, before their own NOL carrybacks, of approximately $729,000 and $1.2 million, respectively, for the three and six months ended June 30, 2005.  At June 30, 2005, our TRSs had a net deferred tax asset of approximately $2.3 million.  The primary components of the TRS’s net deferred tax asset result from net operating loss and disallowed interest expense carryforward.  Realization of this net deferred tax asset is not more likely than not, and accordingly, a full valuation allowance has been established.

9.                                      COMMON STOCK

We had 300,000,000 authorized shares and 15,588,167 and 15,546,667 issued and outstanding shares of $0.01 par value common stock as of June 30, 2005 and December 31, 2004, respectively.  The following table summarizes the common stock activity through June 30, 2005:

Description	Common Shares Issued

Balance as of December 31, 2004	15,546,667
Common shares issued	5,235
Restricted common shares issued	44,100
Stock options exercised	10,223
Common shares repurchased	(18,058)
Balance as of June 30, 2005	15,588,167

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

10.          PREFERRED STOCK

As of June 30, 2005, 75,000,000 shares of preferred stock were authorized.  As of June 30, 2005, 3,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock), and 45,000 shares were designated as Series H Junior Preferred Stock.

Series B Cumulative Convertible Preferred Stock

As of June 30, 2005 and December 31, 2004, there were 2,178,982 shares of Series B Preferred Stock issued and outstanding.  The Series B Preferred Stock provides for a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $3.00, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 0.4797 times one plus a conversion premium of 3%, subject to further adjustment upon the occurrence of certain events.  As of June 30, 2005, each share of Series B Preferred Stock was convertible into 0.4797 shares of common stock.  On May 4, 2005, we declared a dividend payment of $0.68 per share of Series B Preferred Stock to shareholders of record on June 17, 2005.  The aggregate dividends of $1,481,708 were paid on June 30, 2005.

On August 2, 2005, we declared a cash dividend of $0.68 per share of Series B Preferred Stock to shareholders of record on September 19, 2005, payable on September 30, 2005.

Series H Junior Preferred Stock

As of June 30, 2005 and December 31, 2004, there were no issued and outstanding shares of Series H Junior Preferred Stock.

11.          EARNINGS PER SHARE

The following tables reconcile basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004.

	(in thousands, except share amounts)
	For the three months ended June 30, 2005			For the three months ended June 30, 2004
	Income	Weighted Average Shares Outstanding	Per Share Amount	Income	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share:
Income to common shareholders	$1,003	15,520,484	$0.06	$18,083	15,412,242	$1.17
Dilutive effect of securities (1):
Stock options	—	308,002		—	246,178
Unvested restricted stock	—	27,084		—	26,195
Warrants	—	152,544		—	—
Convertible Preferred Stock	—	—		—	—
RSUs	—	10,182		—	—
Diluted earnings per share (1):
Income to common shareholders	$1,003	16,018,296	$0.06	$18,083	15,684,615	$1.15

	(in thousands, except share amounts)
	For the six months ended June 30, 2005			For the six months ended June 30, 2004
	Income	Weighted Average Shares Outstanding	Per Share Amount	Income	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share:
Income to common shareholders	$1,831	15,518,385	$0.12	$20,554	15,399,074	$1.33
Dilutive effect of securities (1):
Stock options	—	299,078		—	253,667
Unvested restricted stock	—	20,068		—	26,295
Warrants	—	137,282		—	—
Convertible Preferred Stock	—	—		—	—
RSUs	—	7,490		—	—
Diluted earnings per share (1):
Income to common shareholders	$1,831	15,982,303	$0.11	$20,554	15,679,036	$1.31

(1)          Common stock options, unvested restricted stock, RSUs, common stock warrants, and convertible preferred stock have been excluded from dilutive earnings per share computations when such items are anti-dilutive.

12.          TRANSACTIONS WITH RELATED PARTIES

The following is a summary of the related party transactions which occurred during the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Amounts paid or accrued to BREF One and affiliates (1)
Compensation for services of CEO (2)(3)	$187	$125	$375	$250
Interest expense on BREF Debt	1,173	1,172	2,345	2,345
BREF maintenance fee	434	434	868	868
Expense reimbursements to affiliates of BREF One and employees of these affiliates (3)	1	10	4	14
Total	$1,795	$1,741	$3,592	$3,477

Amounts received or accrued from the AIM Limited Partnerships (4)
Income/gain (5)	$—	$27	$10	$56
Return of capital (6)	—	426	—	1,382
Liquidation proceeds (7)	—	—	—	1,815
Expense reimbursements from AIM Limited Partnerships (6)	24	35	57	85
Total	$24	$488	$67	$3,338

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

(2)   Barry Blattman, our Chairman and CEO, is affiliated with BREF One.  Subject to the approval of the Compensation and Stock Option Committee and the approval of the disinterested members of the Board, we expect to pay Brascan Real Estate Financial Partners, LLC (BREF Partners), an affiliate of BREF One, for Mr. Blattman’s services as Chairman and CEO during 2005.  While the Compensation and Stock Option Committee has not set Mr. Blattman’s base compensation for 2005, we have accrued an estimated amount payable for the respective time period based on similar amounts paid in 2004.

(3)   Included in general and administrative expenses on the accompanying consolidated statements of income.

(4)   The AIM Limited Partnerships are limited partnerships that hold insured mortgages and whose general partner is one of our subsidiaries.  In February 2004, three of the four AIM Limited Partnerships were liquidated.  The remaining AIM Limited Partnership was liquidated in the third quarter of 2005.

(5)   Included in other income on the accompanying consolidated statements of income.

(6)   Included as a reduction of equity investments included in receivables and other assets on the accompanying consolidated balance sheets.

(7)   We received approximately $1.8 million of liquidation proceeds related to our general partner interests in the three AIM Limited Partnerships liquidated in 2004, of which $1.4 million reduced our basis to zero and approximately $395,000 was included in income/gain received from these AIM Limited Partnerships.

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

Contractual Obligations

We have entered into employment agreements with three of our senior executive officers.  The provisions of the employment agreements include minimum annual base salaries, guaranteed minimum cash bonus payments, and restricted stock awards and stock bonuses.  These contracts are primarily “at will” employment agreements, under which we or the executive may terminate employment for any reason or no reason.  If we terminate the employment of any of these executives without cause, then we are obligated to pay the executive as specified in the contract.  Under the employment agreements, minimum aggregate severance payments payable by us through December 31, 2005 would be no more than approximately $900,000.

We entered into change in control agreements with five of our senior executive officers which provide for certain payments upon the termination of such officer’s employment by us without cause or by such officer for “good reason” following a “change in control” of CRIIMI MAE Inc. (each as defined in the agreement).  Aggregate payments under the change of control agreements would approximate $7.8 million, excluding items such as prorated guaranteed minimum cash bonus payments pursuant to these executives’ respective employment agreements.  Such aggregate payments have not been accrued as of June 30, 2005 because no change of control and no termination of employment has occurred.

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

The following tables detail the financial performance of these operating segments for the three and six months ended June 30, 2005 and 2004.

	As of and for the three months ended June 30, 2005
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
	(in thousands)
Interest income	$22,255	$—	$—	$22,255
Interest expense	(13,410)	—	—	(13,410)
Net interest margin	8,845	—	—	8,845

Fee/Other income	328	1,589	—	1,917
General and administrative expenses	(2,852)	—	(135)	(2,987)
Equity compensation expense	(265)	—	—	(265)
Depreciation and amortization	(77)	—	—	(77)
Servicing general and administrative expenses	—	(2,072)	135	(1,937)
Servicing amortization, depreciation and impairment	—	(284)	—	(284)
BREF maintenance fee	(434)	—	—	(434)
Net losses on mortgage security dispositions	(39)	—	—	(39)
Impairment of CMBS	—	—	—	—
Net losses on derivatives	(2,141)	—	—	(2,141)
Net expenses from lease termination and recapitalization	(113)	—	—	(113)
	(5,593)	(767)	—	(6,360)
Net income (loss) before dividends paid on preferred shares	$3,252	$(767)	$—	$2,485

Total assets	$1,046,288	$8,441	$—	$1,054,729

	As of and for the three months ended June 30, 2004
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
Interest income	$24,906	$—	$—	$24,906
Interest expense	(11,811)	—	—	(11,811)
Net interest margin	13,095	—	—	13,095

Fee/Other income	221	3,012	—	3,233
General and administrative expenses	(2,460)	—	(150)	(2,610)
Equity compensation expense	(144)	—	—	(144)
Depreciation and amortization	(101)	—	—	(101)
Servicing general and administrative expenses	—	(1,993)	150	(1,843)
Servicing amortization, depreciation and impairment	—	(244)	—	(244)
BREF maintenance fee	(434)	—	—	(434)
Net losses on mortgage security dispositions	(29)	—	—	(29)
Net loss on extinguishment of debt	(4,494)	—	—	(4,494)
Impairment of REO	—	—	—	—
Impairment of CMBS	(1,119)	—	—	(1,119)
Net gains on derivatives	14,255	—	—	14,255
Net expenses from lease termination and recapitalization	—	—	—	—
	5,695	775	—	6,470
Net income before dividends paid on preferred shares	$18,790	$775	$—	$19,565

Total assets	$987,820	$10,846	$—	$998,666

	As of and for the six months ended June 30, 2005
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
Interest income	$44,875	$—	$—	$44,875
Interest expense	(26,568)	—	—	(26,568)
Net interest margin	18,307	—	—	18,307

Fee/Other income	693	3,560	—	4,253
General and administrative expenses	(5,511)	—	(292)	(5,803)
Equity compensation expense	(553)	—	—	(553)
Depreciation and amortization	(678)	—	—	(678)
Servicing general and administrative expenses	—	(4,331)	292	(4,039)
Servicing amortization, depreciation and impairment	—	(496)	—	(496)
BREF maintenance fee	(868)	—	—	(868)
Net losses on mortgage security dispositions	(116)	—	—	(116)
Impairment on CMBS	(3,485)	—	—	(3,485)
Net loss on derivatives	(1,652)	—	—	(1,652)
Net expenses from lease termination and recapitalization	(75)	—	—	(75)
	(12,245)	(1,267)	—	(13,512)
Net income (loss) before dividends paid on preferred shares	$6,062	$(1,267)	$—	$4,795

Total assets	$1,046,288	$8,441	$—	$1,054,729

	As of and for the six months ended June 30, 2004
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
Interest income	$49,215	$—	$—	$49,215
Interest expense	(25,199)	—	—	(25,199)
Net interest margin	24,016	—	—	24,016

Fee/Other income	963	6,020	—	6,983
General and administrative expenses	(4,995)	—	(329)	(5,324)
Equity compensation expense	(289)	—	—	(289)
Depreciation and amortization	(217)	—	—	(217)
Servicing general and administrative expenses	—	(4,097)	329	(3,768)
Servicing amortization, depreciation and impairment	—	(472)		(472)
BREF maintenance fee	(868)	—	—	(868)
Net losses on mortgage security dispositions	(655)	—	—	(655)
Net loss on extinguishment of debt	(5,201)	—	—	(5,201)
Impairment of REO	(2,609)	—	—	(2,609)
Impairment of CMBS	(1,637)	—	—	(1,637)
Impairment of mezzanine loan	(527)	—	—	(527)
Net gains on derivatives	14,573	—	—	14,573
Net expenses from lease termination and recapitalization	(243)	—	—	(243)
	(1,705)	1,451	—	(254)
Net income before dividends paid on preferred shares	$22,311	$1,451	$—	$23,762

Total assets	$987,820	$10,846	$—	$998,666

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

As we announced in February 2005, our Board of Directors had engaged Citigroup Global Markets Inc. as its exclusive financial advisor to assist the Board in undertaking a review of various strategic alternatives, including a possible sale of CRIIMI MAE.  A Special Committee of the Board consisting of the independent members of our Board and chaired by Mr. Robert E. Woods, will review and consider, among other things, all proposals made to CRIIMI MAE or our shareholders, and will make recommendations regarding such proposals to our Board, all with the objective of maximizing shareholder value.  There can be no assurance that the process will result in any transaction.

Liquidity and Cash Flow

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments and for other general business purposes.  Currently, our primary source of funds for liquidity consists of cash flows from our Retained CMBS Portfolio and, to a lesser extent, cash flows from our non-core assets.

Our ability to make mortgage related investments, if any, depends on, among other things, our internally generated cash flows, available liquidity, and our ability to access additional capital.  Factors which could affect our ability to access additional capital include, among other things, the amount of our debt, the cost and availability of such capital at terms that will be acceptable to us, the availability of investment products at attractive rates of return, changes in interest rates and interest rate spreads, changes in the commercial mortgage industry and the commercial real estate market, the effects of external events, general economic conditions, perceptions in the capital markets of our business, results of our operations, and our financial leverage, financial condition, and business prospects.

Summary of Significant Sources and Uses of Cash:

The following table is a summary of CRIIMI MAE’s significant sources and uses of cash during the three and six months ended June 30, 2005 and 2004:

	For the three months ended		For the six months ended
Significant Sources and Uses of Cash	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
(in millions)

Sources and Uses of Cash Related to Operating Activities (1):
Cash received from Retained CMBS Portfolio	$10.4	$15.3	$21.8	$24.8
Cash from non-core assets (2)	0.8	2.7	1.8	6.5
Cash used to service debt, excluding match-funded debt:
Principal payments(3)	—	(1.9)	—	(3.7)
Interest payments(3)	(2.8)	(6.4)	(3.4)	(9.8)
Cash used to make interest rate swap payments	(0.2)	(1.3)	(0.4)	(2.1)
General and administrative expenses (4)	(3.0)	(2.6)	(5.8)	(5.3)
BREF maintenance fee (4)	(0.4)	(0.4)	(0.9)	(0.8)
Cash used to pay preferred dividends	(1.5)	(1.5)	(3.0)	(3.2)

Sources and Uses of Cash Related to Equity/Other Transactions:
Cash used to purchase option on swap	(0.2)	—	(0.5)	—
Cash used to redeem Series F and G Preferred Stock	—	(18.3)	—	(18.3)
Cash from issuance of Series B Preferred Stock	—	—	—	14.9
Cash received/ used to exercise clean-up calls related to non-recourse debt	—	3.1	—	2.1
Cash used to purchase CMBS	—	(1.2)	—	(1.2)

Sources and Uses of Cash related to June 30, 2004 Refinancing Transaction:
Cash from issuance of senior interest in BBB- CMBS	—	237.1	—	237.1
Cash from liquidation of swap position	—	15.2	—	15.2
Cash from Deutsche Bank $95 million borrowing facility	—	94.7	—	94.7
Cash used to retire Bear Stearns Debt	—	(293.1)	—	(293.1)
Cash used to pay down Bear Stearns $200 million borrowing facility	—	(52.7)	—	(52.7)
Other cash items, net, related to transaction	—	(1.2)	—	(1.2)

(1)   The amounts in this summary do not include cash received on our CMBS pledged to secure non-recourse debt and the associated non-recourse debt payments.  CMSLP’s cash is not used to service our debt or pay dividends and is therefore excluded from this summary table.  CMSLP retains its cash to fund its operations.

(2)   Includes cash received primarily from our interests in the insured mortgage securities, mezzanine loans and AIM Limited Partnerships.  Interest income received from the insured mortgage securities through the first six months of 2005 is $1.5 million less than was received during the same period in 2004 due to the significant prepayments of the mortgages underlying these securities.  The amount for the six months ended June 30, 2004 includes proceeds aggregating $1.8 million from the liquidation of three AIM Limited Partnerships.

(3)   The June 30, 2004 refinancing transaction reduced our debt service requirements related to certain of our debt.  Due to the retirement of our previous repurchase debt and the related Deutsche Bank refinancing, our principal debt service requirements were eliminated (for a three year term) and our interest payments were reduced.

(4)   The general and administrative expenses and BREF maintenance fee are the amounts as reflected in our consolidated income statement.  General and administrative expenses for the six months ended June 30, 2005 include certain costs associated with the Board’s review of strategic alternatives, including legal costs of approximately $750,000 and meeting fees paid to the directors of the Special Committee of approximately $163,000.

Cash flows from our Retained CMBS Portfolio will continue to be affected by the amount and timing of additional actual defaults, realized losses, interest shortfalls, master servicer advance recoveries and appraisal reduction amounts on mortgage loans underlying our Retained CMBS Portfolio.  Actual realized losses on our Retained CMBS Portfolio are expected to continue to increase through 2005 and will likely result in decreased cash received from our Retained CMBS Portfolio in subsequent years.

Net cash provided by operating activities decreased by approximately $6.8 million to approximately $9.7 million during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 primarily due to reduction in net interest margin in 2005.

Net cash provided by investing activities decreased by approximately $73.5 million to $32.9 million during the six months ended June 30, 2005 from $106.3 million during the six months ended June 30, 2004.  The decrease was primarily attributable to:

•      $64.3 million decrease in proceeds from our insured mortgage securities due to higher prepayments during 2004;

•      $6.4 million increase in proceeds resulting from the difference between cash received (paid) in excess of income recognized on our Retained CMBS Portfolio;

•      $3.2 million decrease in cash received from the AIM Limited Partnerships due to the liquidation of three of the four AIM Limited Partnerships in February 2004;

•      $13.1 million decrease due to net proceeds received from the liquidation of our swap positions in 2004.

Net cash used in financing activities decreased by approximately $87.5 million to $31.3 million during the six months ended June 30, 2005 from $118.8 million during the six months ended June 30, 2004.  The decrease is primarily attributable to:

•      $435.5 million decrease in principal payments on recourse and non-recourse debt related to the June 30, 2004 refinancing and prepayments of the mortgages underlying our insured mortgage securities;

•      $351.7 million decrease in proceeds received from the issuance of additional recourse and non-recourse debt less the related debt issuance costs in 2004 primarily related to the June 2004 refinancing;

•      $3.7 million of net cash used to redeem the Series F and G Preferred Stock, after the issuance of additional Series B Preferred Stock, in 2004.

Capital Resources

Our consolidated indebtedness was approximately $604.2 million as of June 30, 2005.  Recourse debt was $73.7 million, or 12% of total indebtedness and non-recourse debt was $530.5 million, or 88% of total indebtedness as of June 30, 2005, as discussed below.

Recourse Debt

Summarized information regarding our recourse debt at June 30, 2005 is as follows:

	Carrying Amount (1)	Stated Interest Rate		Stated Maturity Date
	(in thousands)

Secured by pledge of CMBS (2)	$42,000	LIBOR + 1.25	%(3)	June 2007 (4)
Secured by pledge of CMBS	415	LIBOR + 1.5	%(3)	August 2005
BREF Debt	31,267	15%		January 2006
Total recourse debt	$73,682

(1)   Carrying amount approximates face amount.

(2)   Recourse is limited to 10% of this outstanding debt, or $4.2 million, as of June 30, 2005.

(3)   LIBOR equals one-month LIBOR.

(4)   The terms of the debt permit us to extend the term for one twelve-month period.  If we extend, we will be required to retire 25% of the then outstanding debt balance each quarter over the remaining year of the term.

Substantially all of our recourse debt secured by pledge of CMBS is collateralized by the retained junior interest in our BBB- rated CMBS and by our BB+ rated CMBS.  The BREF Debt is collateralized by an indirect second lien on our Retained CMBS Portfolio and insured mortgage securities and is not prepayable.

See Note 6 to the consolidated financial statements for a more detailed discussion of our recourse debt.

Non-Recourse Debt

Summarized information regarding our non-recourse debt at June 30, 2005 is as follows:

	Carrying Amount	Face Amount	Stated Interest Rate		Stated Maturity Date
	(in thousands)	(in thousands)

Secured by pledge of CMBS	$529,214	$585,198	7.0%		2028 and 2033
Secured by pledge of insured mortgage securities	1,285	1,285	LIBOR + 0.10	%(1)	June 2007	(2)
Total non-recourse debt	$530,499	$586,483

(1)   LIBOR equals one-month LIBOR.

(2)   The terms of the debt permit us to extend the term for one twelve-month period.  If we extend, we will be required to retire 25% of the then outstanding debt balance each quarter over the remaining year of the term.

Our non-recourse debt totals approximately $530.5 million as of June 30, 2005, $529.2 million of which is secured by our investment grade CMBS, but not including 18.5% of our BBB- rated CMBS, and $1.3 million of which is secured by our insured mortgage securities.  Principal payments on these obligations are required to the extent of principal payments received on the underlying CMBS and insured mortgage securities.  In July 2005, we paid all amounts owed under the facility secured by our insured mortgage securities from our cash.

See Note 6 to the consolidated financial statements for a more detailed discussion of our non-recourse debt.

Derivative Financial Instruments

The following is a summary of our derivative financial instruments as of June 30, 2005:

	Notional Amount (1)	Estimated Fair Value (Liability)	Rate	Maturity Date
	(in thousands)	(in thousands)

Interest rate swap	$40,000	$(1,509)	4.70%	August 5, 2014
Option on swap	134,000	0	5.10%	July 18, 2005
	$174,000	$(1,509)

(1)    For further discussion of our derivative financial instruments, see “Results of Operations – Net (Losses) Gains on Derivatives”.

Results of Operations

Three and six months ended June 30, 2005 compared to three and six months ended June 30, 2004

Net income to common stockholders decreased to approximately $1.0 million, or $0.06 per diluted share, during the three months ended June 30, 2005 as compared to net income of $18.1 million, or $1.15 per diluted share, during the three months ended June 30, 2004.

Net income to common shareholders decreased by approximately $18.7 million to $1.8 million, or $0.11 per diluted share, during the six months ended June 30, 2005 from $20.6 million, or $1.31 per diluted share, during the six months ended June 30, 2004.

Results for the three and six months ended June 30, 2005, which are discussed in further detail below, include:

•      net interest margin of approximately $8.8 million and $18.3 million, respectively,

•      servicing revenue of $1.6 million and $3.6 million, respectively,

•      total operating expenses of $6.0 million and $12.4 million, respectively, including, during the six months ended June 30, 2005, approximately $750,000 in legal fees related to our Board’s review of strategic alternatives and the write-off of approximately $500,000 in deferred costs,

•      impairment of CMBS of $0 and $3.5 million, respectively, and

•      net loss on derivatives of $2.1 million and $1.7 million, respectively

Results for the three and six months ended June 30, 2004, include:

•      net interest margin of approximately $13.1 million and $24.0 million, respectively,

•      servicing revenue of $3.0 million and $6.0 million, respectively,

•      total operating expenses of $5.4 million and $10.9 million, respectively,

•      net loss on extinguishment of debt of $4.5 million and $5.2 million, respectively,

•      impairment of CMBS of $1.1 million and $1.6 million, respectively, and

•      net gain on derivatives of $14.3 million and $14.6 million, respectively

Net Interest Margin

Net interest margin decreased by approximately $4.3 million to $8.8 million during the three months ended June 30, 2005 compared to $13.1 million for the same period in 2004, and decreased by approximately $5.8 million to $18.3 million during the six months ended June 30, 2005 compared to $24.0 million for the same period in 2004, primarily due to the increased cost of borrowing resulting from the issuance of $260 million (face amount) of non-recourse debt in June 2004.

Interest Income - CMBS

Total CMBS income was approximately $22.0 million and $23.5 million, respectively, for the three months ended June 30, 2005 and 2004.  Total CMBS income was $44.3 million and $45.8 million, respectively, for the six months ended June 30, 2005 and 2004.   The decline in CMBS interest income during the 2005 periods as compared to the 2004 periods is primarily due to the reduced basis and weighted average yield maturity used to calculate our CMBS interest during the 2005 periods.  The change in interest income from CMBS pledged to secure recourse debt, CMBS and CMBS pledged to secure non-recourse debt for the three and six months ended June 30, 2005 as compared to the same periods in 2004 was due to income statement reclassifications resulting from our June 2004 refinancing.

Interest Income - Insured Mortgage Securities

Interest income from insured mortgage securities significantly decreased for the three and six months ended June 30, 2005 as compared to the same periods in 2004 primarily due to significant prepayments of the mortgages underlying our insured mortgage securities, and to a lesser extent, the sale of approximately $17.7 million of FHA loans in the second quarter of 2004.

Interest Expense

Interest Expense Related to Recourse Debt

Interest expense related to recourse debt of $1.8 million for the three months ended June 30, 2005 was approximately $3.0 million lower than interest expense of $4.8 million for the same period in 2004.  Interest expense related to recourse debt of $3.5 million for the six months ended June 30, 2005 was approximately $6.1 million lower than the six months ended June 30, 2004.  These decreases are primarily due to a lower average/outstanding balance of recourse debt for the 2005 periods compared to the same periods during 2004.

The overall weighted average effective interest rate on the recourse debt was 9.6% and 5.4%, respectively, for the three months ended June 30, 2005 and 2004.

Interest Expense Related to Non-Recourse Debt

Interest expense related to non-recourse debt was approximately $11.6 million and $6.9 million, respectively, for the three months ended June 30, 2005 and 2004, and was approximately $23.0 million and $15.5 million, respectively, for the six months ended June 30, 2005 and 2004.  The increases during 2005 were primarily due to a higher average outstanding balance of non-recourse debt during 2005 as compared to the first six months of 2004, along with the higher cost of financing related to the issuance of the $260 million (face amount) of non-recourse debt in June 2004.

General and Administrative Expenses

Corporate general and administrative expenses increased by approximately $376,000 and $481,000, respectively, during the three and six months ended June 30, 2005 compared to the same periods in 2004 primarily due to costs incurred in connection with our Board’s review of strategic alternatives, including legal fees of approximately $275,000 and $750,000 and meeting fees paid to the directors of the Special Committee of $98,500 and $163,000, respectively, during the three and six months ended June 30, 2005.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $461,000 during the six months ended June 30, 2005 primarily due to the write off of certain deferred costs.

Mortgage Servicing

The following is a summary of the consolidated results of operations of CMSLP:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Servicing revenue	$1,589	$3,013	$3,560	$6,020
Servicing general and administrative expenses	(1,937)	(1,843)	(4,039)	(3,768)
Servicing amortization, depreciation and impairment	(283)	(244)	(496)	(475)
Net (loss) income from CMSLP	$(631)	$926	$(975)	$1,777

The net loss from CMSLP reflects a decline in servicing revenue during the 2005 periods as compared to the 2004 periods primarily due to a reduction in routine servicing fees from a decline in the underlying mortgage loans of $1.1 billion since December 31, 2004 and due to a reduction in non-routine fees associated with the resolution and disposition of loans in special servicing.  Servicing general and administrative expenses increased during the six months ended June 30, 2005 as compared to 2004 due primarily to the incurrence of certain non-routine servicing costs and an increase in compensation related expenses in 2005.

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

Impairment of Real Estate Owned

During the six months ended June 30, 2004, we wrote down the value of a shopping center that we accounted for as real estate owned to estimated fair value and recorded a resulting impairment charge of approximately $2.6 million.  In October 2004, the shopping center was sold at foreclosure and resulted in a gain of $1.8 million during the fourth quarter of 2004.

Impairment of CMBS

During the six months ended June 30, 2005 and the three and six months ended June 30, 2004, we determined that there had been an adverse change in expected future cash flows for certain of our CMBS due primarily to a change in the estimated timing of anticipated cash flows.  As a result, we determined that these CMBS had been impaired under EITF 99-20.  We recorded other than temporary impairment charges on certain CMBS through the consolidated income statement of $3.5 million during the six months ended June 30, 2005 and $1.1 million and $1.6 million for the three and six months ended June 30, 2004, respectively.

Net (Losses) Gains on Derivatives

We recognized a net loss on derivatives of $2.1 million and $1.7 million, respectively, for the three and six months ended June 30, 2005 and recognized a net gain on derivatives of $14.3 million and $14.6 million, respectively, for the three and six months ended June 30, 2004, as discussed below.

On May 19, 2005, we purchased an option on a 10-year interest rate swap which, if exercised by us and under certain conditions, would have required us to pay a fixed interest rate of 5.1% per annum in exchange for floating payments based on one-month LIBOR, each calculated on a notional amount of $134 million over a 10-year term.  The option expired worthless on July 18, 2005.  This option was purchased from Bear Stearns for a cost of $167,500.  We purchased this option to manage the risk that an increase in interest rates would reduce the fair value of our Retained CMBS Portfolio.  This option was not designated as a hedging instrument and, as a result, changes in fair value were recognized in current period earnings as net gains (losses) on derivatives.  The option fair value was $0 as of June 30, 2005.

On March 28, 2005, we purchased an option on a 10-year interest rate swap which, if exercised by us and under certain conditions, would have required us to pay a fixed interest rate of 5.5% per annum in exchange for floating payments based on one-month LIBOR, each calculated on a notional amount of $134 million over a 10-year term.  The option expired worthless on May 16, 2005.  We purchased this option to manage the risk that an increase in interest rates would reduce the fair value of our Retained CMBS Portfolio.  This option was purchased from Citibank N.A. for a cost of approximately $327,000.  This option was not designated as a hedging instrument and, as a result, changes in fair value were recognized in current period earnings as net gains (losses) on derivatives.

On August 6, 2004, we entered into an interest rate swap in which we agreed to pay Deutsche Bank a fixed interest rate of 4.70% per annum in exchange for floating payments based on one-month LIBOR on a notional amount of $40 million over a 10-year term.   The monthly interest payments commenced on September 7, 2004.  The swap was not designated as a hedging instrument, and as a result, changes in fair value, as well as the impact of any cash payments made or received, are recognized in current period earnings as net (losses) gains on derivatives.  The interest rate swap fair value was a liability of $1.5 million as of June 30, 2005 as compared to a fair value of $762,000 (liability) as of December 31, 2004, with the decline in fair value attributable to a reduction in the applicable interest rate swap rate.  The net gain on derivatives during the 2004 periods resulted primarily from the liquidation of our swaps in connection with our June 2004 refinancing transaction.  Such liquidation of our swaps generated proceeds of $15.2 million.

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

As a result of our election in 2000 to be taxed as a trader, we recognized a mark-to-market tax loss on our Trading Assets in 2000 of approximately $478 million (the “2000 Loss”).  Such loss was recognized evenly for tax purposes over four years beginning with the year 2000 and ending in 2003.  Such loss was treated as ordinary, which allowed us to offset our ordinary income.

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

There can be no assurance that our position with respect to our election as a trader in securities will not be challenged by the Internal Revenue Service (IRS) and, if challenged, will be defended successfully by us.  As such, there is a risk that the 2000 Loss will be limited or disallowed, resulting in higher taxable income and a corresponding increase in REIT distribution requirements.  It is possible that the amount of any under-distribution for a taxable year could be corrected with a “deficiency dividend” as defined in Section 860 of the Internal Revenue Code; however, interest would also be due to the IRS on the amount of this under-distribution.  If we were required to pay such interest to the IRS, such payment could have a material impact on our financial condition.

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

Our future use of NOLs for tax purposes could be substantially limited in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code.  As a result of these limitations in the event of an ownership change, our ability to use our NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards cannot be fully utilized under these limitations within the carryforward periods, the NOL carryforwards would expire unutilized.  Accordingly, after any ownership change, our ability to use our NOLs to reduce or offset taxable income would be substantially limited under Section 382.  In general, a company reaches the “ownership change” threshold if the “5% shareholders” increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points.  The ownership interest is measured in terms of total market value of the company’s capital stock.  If an “ownership change” occurs under Section 382, our prospective use of our accumulated and unused NOL will be limited.  We are not aware of any acquisition of shares of our capital stock that has created an “ownership change” under Section 382.  We have adopted a shareholder rights plan and amended our charter to minimize the chance of an unauthorized ownership change within the meaning of Section 382; however there can be no assurance that an ownership change will not occur.

A summary of our year-to-date estimated taxable income to common shareholders and the remaining NOL carry forward as of June 30, 2005 is as follows:

(in millions)
Taxable income to common shareholders for the six months ended June 30, 2005 prior to NOL carry forward	$9.0
LESS: Utilization of NOL carry forward	(9.0)
Taxable income to common shareholders for the six months ended June 30, 2005	$—

Accumulated NOL through December 31, 2004	$(297.5)
NOL utilization during the six months ended June 30, 2005	9.0
NOL carried forward for use in future periods	$(288.5)

The NOL carry forward of $288.5 million at June 30, 2005 can be carried forward to offset future taxable income until it is fully utilized or it expires.  If the carry forwards are not used, they will expire between the years 2021 and 2024.

As discussed above, taxable income will generally differ from GAAP net income during a given period, and such differences are likely to be material.  A summary of significant items that give rise to differences in GAAP net income (loss) and taxable income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Included in taxable income (loss):
Realized credit losses on CMBS	$9.7	$15.0	$18.0	$23.2
Excluded from taxable income (loss):
Impairment on CMBS	—	1.1	3.5	1.6

The adjusted tax basis of the underlying CMBS was approximately $1.1 billion as of June 30, 2005.  For GAAP purposes, the amortized cost basis of our CMBS was approximately $744.9 million as of June 30, 2005.  The tax and GAAP basis of the aggregate debt obligations related to the financings of our CMBS was approximately $944.5 million and $602.9 million, respectively, at June 30, 2005.

Financial Condition

Summary of Cash Position and Shareholders’ Equity

As of June 30, 2005, our consolidated cash and cash equivalents aggregated approximately $52.3 million.  In addition to our cash, liquidity at June 30, 2005 included $5.4 million in Other MBS.

As of June 30, 2005 and December 31, 2004, shareholders’ equity was approximately $436.6 million or $23.83 per diluted common share and approximately $428.1 million or $23.49 per diluted common share, respectively.  The diluted book value per common share amounts are based on shareholders’ equity less the liquidation value of our then outstanding preferred stock.  The net increase in total shareholders’ equity was primarily attributable to a $6.5 million increase in net unrealized gains on CMBS.

The June 30, 2005 diluted book value per common share amount is based on shareholders’ equity presented in accordance with GAAP.  This amount includes, among other things, approximately $94.3 million of net assets related to our CMBS rated AAA and a portion of our BBB- bonds, which we do not actually own, but are required by GAAP to include in our consolidated balance sheet (see “Summary of CMBS” below for a further discussion).  These CMBS not owned but consolidated by us have an aggregate fair value of approximately $623.5 million at June 30, 2005, as reflected in our consolidated balance sheet and the related non-recourse debt secured by such CMBS has an aggregate amortized cost of approximately $529.2 million at June 30, 2005, as reflected in our consolidated balance sheet.

After removing the excess of the carrying amount of the CMBS pledged to secure non-recourse debt over the non-recourse debt secured by such CMBS, our adjusted book value was $17.95 per diluted common share and $17.27 per diluted common share at June 30, 2005 and December 31, 2004, respectively.  We believe adjusted book value per diluted common share provides a more meaningful measure instead of our book value because we receive no cash flows from the CMBS pledged to secure non-recourse debt that are reflected on our consolidated balance sheet and used to calculate our book value.  All cash flows related to the CMBS pledged to secure non-recourse debt are used to service the related non-recourse debt.

Adjusted book value per diluted common share (a non-GAAP financial measure) is reconciled to shareholders’ equity as follows:

	As of June 30, 2005		As of December 31, 2004
	Amount	Book Value per Diluted Common Share	Amount	Book Value per Diluted Common Share
	(in thousands)		(in thousands)

Total shareholders’ equity in conformity with GAAP	$436,572		$428,058
LESS: Liquidation value of preferred stock	(54,475)		(54,475)
Shareholders’ equity attributable to common shareholders	382,097	$23.83	373,583	$23.49
LESS: CMBS pledged to secure non-recourse debt	(623,517)	(38.88)	(625,752)	(39.34)
ADD: Non-recourse debt secured by pledge of CMBS	529,214	33.00	526,839	33.12
Adjusted shareholders’ equity attributable to common shareholders	$287,794	$17.95	$274,670	$17.27

	As of June 30, 2005	As of December 31, 2004
Shares used in computing book value per diluted common share	16,035,150	15,906,650

Summary of CMBS

As of June 30, 2005, our assets include CMBS with an aggregate face amount of approximately $1.3 billion rated from AAA to D and unrated.  Certain of the CMBS assets relate to securitization transactions in which we did not surrender control of the assets and thus the assets and the associated non-recourse debt are reflected in the consolidated balance sheet.  Accordingly, the interest income from such assets and interest expense from the associated non-recourse debt are also reflected in the consolidated income statements.  However, cash flows from such assets are all required to service the debt and therefore we currently receive no cash flows from those assets.   Substantially all of our CMBS portfolio represents investments in securities issued in connection with CRIIMI MAE Trust 1 Series 1996-C1 (or CBO-1) and CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2).  The following is a summary of our CMBS as of June 30, 2005:

(in millions)	Fair Value	Amortized Cost	% of Total Fair Value of CMBS
CMBS Pledged to Secure Non-Recourse Debt	$623.6	$484.1	65%
Retained CMBS Portfolio	341.3	260.8	35%
Total CMBS Portfolio	$964.9	$744.9	100%

The aggregate investment by the Standard & Poor’s Rating Services (S&P) rating of the CMBS is as follows:

Security Rating	Face Amount as of 6/30/05	Weighted Average Pay Rate as of 6/30//05		Loss Adjusted Weighted Average Life as of 6/30/05 (1)	Fair Value as of 6/30/05 (7)	Discount Rate or Range of Discount Rates Used to Calculate Fair Value as of 6/30/05		Amortized Cost as of 6/30/05 (5) (6)
	(in millions)				(in millions)			(in millions)

CMBS Pledged To Secure Non-Recourse Debt
AAA (3)	$325.2	7.0%		6 years	$349.4	4.2 – 5.5%		$293.1

BBB- (4)	260.0	7.0%		8 years	274.2	6.0 – 6.3%		191.0
Total CMBS Pledged to Secure Non-Recourse Debt	585.2	7.0%		7 years	623.6			484.1

Retained CMBS Portfolio
CMBS Pledged to Secure Recourse Debt
BBB- (4)	59.0	7.0%		8 years	62.2	6.0 – 6.3%		43.4

BB+	70.9	7.0%		11 years	70.1	7.2%		48.8

B-	2.5	6.8%		8 years	1.7	13.3%		1.6
	132.4				134.0			93.8

CMBS

BB	35.5	7.0%		12 years	32.1	8.5%		21.8

B+	88.6	7.0%		13 years	58.0	13.1%		48.3

B- (2)	189.2	10.7%		18 years	93.5	15.0 – 15.6	%(8)	77.7

CCC (2)	70.9	0.0%		—	—	—		—

D (2)(9)	106.3	N/M		22 years	12.8	15.0	%(8)	12.7

Unrated/Issuer’s Equity (2)	89.1	N/M		1 year	10.9	15.0	%(8)	6.5

	579.6				207.3			167.0
Total Retained CMBS Portfolio	712.0	5.4	%(2)	13 years	341.3			260.8

Total CMBS	$1,297.2	6.1%		9 years	$964.9			$744.9

(1)   The loss adjusted weighted average life was weighted using fair values as of June 30, 2005 and represents the weighted average expected life of the CMBS based on our current estimate of future losses.

(2)   These CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our Retained CMBS Portfolio, or for a number of other reasons.  Such interest shortfalls will continue to accumulate until they are repaid through either excess interest and/or recoveries on the underlying CMBS or a re-characterization of principal cash flows, in which case they may be realized as a loss of principal on the Retained CMBS Portfolio.  Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of June 30, 2005.  The weighted average pay rate as of June 30, 2005 reflects an annualization of cash received as of quarter end based on the face amount outstanding.  This weighted average pay rate will likely change on a periodic basis due to the volatility of interest cash flows, certain reasons of which are described herein.  The B- rated CMBS have a stated coupon rate of 7.0%.  The unrated/issuer’s equity CMBS from CBO-1 and CBO-2 currently do not have a stated coupon rate since these securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority.  As a result, effective coupon rates on these securities are highly sensitive to the monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-1 and CBO-2.  Additionally, certain weighted average pay rates are not meaningful (N/M) due to the infrequent, volatile cash flows associated with such bonds.

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

(5)   Amortized cost reflects approximately $3.5 million of impairment charges related to our CMBS, which was recognized during the six months ended June 30, 2005.  These impairment charges are in addition to the cumulative impairment charges of approximately $278.8 million that were recognized through December 31, 2004.  Amortized cost of total CMBS was approximately $747.2 million at December 31, 2004.

(6)   See Note 8 to the consolidated financial statements for certain tax information related to our CMBS.

(7)   As of June 30, 2005, the aggregate fair values of the CBO-1, CBO-2, Nomura and MSC 1997-WF1 bonds were approximately $12.5 million, $946.9 million, $3.8 million and $1.7 million, respectively.

(8)   As a result of the estimated loss of principal on these CMBS, or a portion thereof, the fair values and discount rates of these CMBS are based on a loss adjusted yield to maturity.  The fair values of the B-, CCC, D rated and the unrated/issuer’s equity were derived primarily from interest cash flow and/or recoveries of prior interest shortfalls anticipated to be received since we currently assume that the full principal amount on certain of these securities will not be recovered.  See also “Advance Limitations, Appraisal Reductions and Losses on CMBS” below.  The 15.6% rate reflects a discount rate applied against future gross cash flows.

(9)   Although the principal balance of the D rated bond in CBO-2 is expected to be outstanding for approximately 22 years, it is not anticipated that any principal will be collected.  Cash receipts from this bond are not received on a regular basis and, when and if received, are expected to be only in the form of recoveries of prior interest shortfalls to the extent available interest shortfalls are not directed to any securities higher in priority in the CBO-2 resecuritization.

Mortgage Loan Pool

We have $12.1 billion and $13.2 billion of seasoned commercial mortgage loans underlying our CMBS portfolio as of June 30, 2005 and December 31, 2004, respectively.  As of June 30, 2005, the commercial mortgage loans are secured by properties of the types and in the geographic locations identified below:

Property Type	6/30/05 Percentage(1)

Retail (2)	29%
Multifamily	24%
Hotel	16%
Office	12%
Other	19%
Total	100%

Geographic Location (3)	6/30/05 Percentage(1)

California	16%
Texas	9%
Florida	7%
Pennsylvania	5%
Other	63%
Total	100%

(1)   Based on a percentage of the total unpaid principal balance of the underlying loans.

(2)   In the performing loan portfolio that underlies our CMBS, there are 22 loans with an aggregate scheduled principal balance of approximately $222 million as of May 1, 2005, spread across 13 CMBS transactions and secured by 54 shopping center properties, for which the borrowers have leased a portion of the space to a total of 35 Winn-Dixie stores.  Winn Dixie Stores, Inc. filed for bankruptcy reorganization in February 2005, and announced in June 2005 a plan to sell or close a number of its stores.  Our estimates of distributions on our Retained CMBS Portfolio and the determination of the related fair value of our CMBS as of June 30, 2005 are based on assumptions related to these performing loans in our portfolio for which borrowers have entered into leases with these Winn-Dixie stores.  Our estimated distributions on our Retained CMBS Portfolio and the determination of the related fair value of our CMBS may be impacted by future events related to the Winn-Dixie bankruptcy reorganization and there can be no assurance that future events will not have a material effect on such estimated distributions and the determination of the related fair value of our CMBS.

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

Historically, CMSLP has been special servicer with respect to all but a group of healthcare loans for a certain CMBS transaction underlying the Company’s portfolio.  Recently, CMSLP was named special servicer for that entire CMBS transaction.  The transaction includes a group of 10 healthcare and senior housing mortgage loans with an aggregate scheduled balance of $125.7 million, five of which have a scheduled balance totaling $70.9 million and are currently in special servicing.  To the extent losses on the healthcare loans exceed the principal balance of certain underlying healthcare securities in this CMBS transaction, we will suffer such excess losses in the form of interest shortfalls and/or additional principal losses to our CMBS.

As of June 30, 2005 and December 31, 2004, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

	6/30/05	12/31/04
	(in millions)
Specially serviced loans due to monetary default (1)	$482.0	$779.1
Specially serviced loans due to covenant default/other	33.1	41.4
Total specially serviced loans	$515.1	$820.5
Percentage of total mortgage loans	4.3%	6.2%

(1)   Includes $173.2 million and $208.6 million, respectively, of real estate owned by the underlying securitization trusts.  See the table below regarding property type concentrations for further information on real estate owned by the underlying securitization trusts.  Also includes loans transferred into special servicing for “imminent default” but where monetary default may not yet actually have occurred.

The specially serviced mortgage loans as of June 30, 2005 were secured by properties of the types and located in the states identified below:

Property Type	$ (in millions)		Percentage

Hotel	$151.3	(1)	29%
Healthcare	139.5	(1)	27%
Multifamily	80.8	(1)	16%
Retail	80.4		16%
Office	29.6		6%
Other	33.5		6%
Total	$515.1		100%

Geographic Location	$ (in millions)	Percentage

Florida	$98.1	19%
Michigan	38.9	8%
North Carolina	35.5	7%
Indiana	34.7	7%
Texas	33.2	6%
Georgia	32.2	6%
New Jersey	29.0	6%
Tennessee	25.8	5%
Other	187.7	36%
Total	$515.1	100%

(1)   Approximately $96.9 million, $18.4 million and $17.9 million, respectively, represent real estate owned by the underlying securitization trusts.

The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2004 to June 30, 2005:

(in millions)
Specially Serviced Loans (unpaid principal balance) at December 31, 2004	$820.5
Transfers out of special servicing	(353.1)
Transfers in due to monetary default	58.6
Transfers in due to covenant default and other	7.0
Loan amortization (1)	(7.9)
Other	(10.0)
Specially Serviced Loans at June 30, 2005	$515.1

(1)   Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by master servicers.

The Shilo Inn loans, consisting of 23 mortgage loans with an aggregate principal balance of $134.5 million spread across three CMBS transactions and secured by 23 hotel properties in the West and Pacific Northwestern states, were returned to the respective master servicers as “corrected loans,” as of June 30, 2005.  While the borrowers have made monthly principal and interest payments under their loan agreements through July 2005, they continue to express concerns regarding the operating performance of the properties securing such loans.  There can be no assurance that any of the performing mortgage loans, including corrected loans, in the mortgage loan pool underlying our CMBS will continue to perform under their terms.  Distributions on our Retained CMBS Portfolio, and the related fair value of the Retained CMBS Portfolio, will continue to be impacted by, among other things, the borrowers’ performance under the terms of the performing and corrected mortgage loans underlying our CMBS and the master servicers’ compliance with their advancing obligations under the terms of the agreements governing the securitization trusts.

Advance Limitations, Appraisal Reductions and Losses on CMBS

We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions, advance limitation, and/or expenses and other shortfalls specific to certain trusts.  An appraisal reduction event can result in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan.  As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement.  In general, the master servicer can advance up to a maximum of the difference between 90% of the property’s appraised value and the sum of accumulated principal and interest advances and expenses.  The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss, or no loss, on our Retained CMBS Portfolio than the calculated appraisal reduction amount.  Total appraisal reductions as of June 30, 2005 for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as estimated by us were approximately $31.3 million, $118.5 million and $10.3 million for CBO-1, CBO-2 and Nomura, respectively, for a total of $160.1 million.

Certain CMBS from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives.  The following table summarizes the actual realized losses on our CMBS through June 30, 2005 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future real estate losses underlying our CMBS, including real estate losses which may be realized outside of our CMBS ownership.

	CBO-1	CBO-2	Nomura	Total
	(in thousands)
Years 1999 through 2003 actual realized losses	$27,834	$92,510	$2,721	$123,065
Year 2004 actual realized losses	44,967	70,529	7,519	123,015
Actual realized losses, January 1 through June 30, 2005	11,991	41,091	6,442	59,524
Cumulative actual realized losses through June 30, 2005	84,792	204,130	16,682	305,604

Expected loss estimates through the remainder of year 2005	20,819	89,292	705	110,816
Expected loss estimates for the year 2006	7,433	69,064	13,343	89,840
Expected loss estimates for the year 2007	4,449	14,369	5,021	23,839
Expected loss estimates for the year 2008	1,675	4,400	2,856	8,932
Expected loss estimates for the year 2009	1,180	5,905	2,351	9,435
Expected loss estimates for the remaining life of CMBS	5,674	27,600	7,151	40,425
Cumulative expected loss estimates (including cumulative actual realized losses) through life of CMBS	$126,022	$414,760	$48,109	$588,891

We decreased our overall expected loss estimate related to our subordinated CMBS from approximately $628 million as of December 31, 2004 to $589 million as of June 30, 2005, with such total losses occurring or expected to occur through the life of the CMBS portfolio.  This reduction to the overall expected loss estimate includes, among other things, changes in the actual and/or anticipated amount and timing of resolution and disposition of certain specially serviced assets.  Additionally, our estimates of overall expected losses include estimates of future loss exposure which relate in part to underlying mortgage loans, including “corrected” mortgage loans, which are performing today, but which we expect may default at some point in the future, at which time we estimate that losses may occur.  Such estimates are subject to change as market conditions change.  There can be no assurance that our overall expected loss estimate of $589 million, as of June 30, 2005, will not be exceeded as a result of additional or existing events or circumstances.

Yield to Maturity

The following table summarizes yield-to-maturity information relating to our CMBS:

	Anticipated Yield-to- Maturity as of 1/1/05 (1)	Current Anticipated Yield-to- Maturity as of 7/1/05 (1)

CMBS Pledged to Secure Non-Recourse Debt	10.4%	10.6%

Retained CMBS Portfolio	15.8%	16.2%

Weighted Average	12.3%	12.5%

(1)   Represents the anticipated weighted average yield, based on amortized cost, over the remaining expected life of the CMBS based on our estimate of the timing and amount of future credit losses and other significant items that are anticipated to affect future cash flows.

Summary of Other Assets

Portfolio Investment

As of June 30, 2005 and December 31, 2004, our non-core assets consisted primarily of cash and cash equivalents, Other MBS, insured mortgage securities, mezzanine loans, principal and interest receivables and CMSLP’s other assets.  Investments in other MBS increased from December 31, 2004 compared to June 30, 2005 as we made additional purchases.  Receivables and other assets declined at June 30, 2005 as compared to December 31, 2004 primarily due to a reduction in servicing-related advances receivable.  As of June 30, 2005 and December 31, 2004, CMSLP’s other assets consisted primarily of advances receivable, investments in CMBS and interest-only MBS, and fixed assets.  The servicing other assets decreased by approximately $2.2 million from $8.1 million at December 31, 2004 to $5.9 million at June 30, 2005, primarily resulting from a decrease in advances receivable.

We had $9.5 million and $37.8 million (in each case, at fair value) invested in insured mortgage securities as of June 30, 2005 and December 31, 2004, respectively.  The reduction in total fair value is attributable to significant prepayments of insured mortgage securities.

Summary of Liabilities

Portfolio Investment

As of June 30, 2005 and December 31, 2004, our liabilities consisted primarily of debt, accrued interest and accrued payables.  Total debt decreased by approximately $25.8 million to $604.2 million as of June 30, 2005 from $630.0 million as of December 31, 2004 primarily due to the payment of non-recourse debt secured by pledge of insured mortgage securities resulting from significant prepayments of the underlying mortgages.

Dividends/Other

No cash dividends were paid to common stockholders during the six months ended June 30, 2005.

On June 30, 2005, we paid cash dividends of $0.68 per share of Series B Preferred Stock to stockholders of record on June 17, 2005.  As of June 30, 2005, there were no accrued but unpaid preferred dividends.

Factors which could impact our ability and requirement to pay common dividends, include, among other things, (i) the level of income earned on mortgage assets, including our CMBS (including, but not limited to, the amount of original issue discount income, interest shortfalls and realized losses on our CMBS), (ii) utilization of NOLs, (iii) the rate we pay on our borrowings and fluctuations in interest rates, (iv) changes in operating expenses, including hedging costs, (v) margin calls, (vi) the rate at which cash flows from mortgage assets, mortgage dispositions, and, to the extent applicable, distributions from our subsidiaries can be reinvested, (vii) cash dividends paid on preferred shares, (viii) to the extent applicable, whether our taxable mortgage pools continue to be exempt from corporate level taxes, (ix) realized losses on certain transactions, and (x) the timing and amounts of cash flows attributable to our other lines of business. Cash dividends on our common stock are subject to the prior payment of all accrued and unpaid dividends on our preferred stock.

Contractual Obligations

We have entered into employment agreements with three of our senior executive officers.  The provisions of the employment agreements include minimum annual base salaries, guaranteed minimum cash bonus payments, and restricted stock awards and stock bonuses.  These contracts are primarily “at will” employment agreements, under which we or the executive may terminate employment for any reason or no reason.  If we terminate the employment of any of these executives without cause, then we are obligated to pay the executive as specified in the contract.  Under the employment agreements, minimum aggregate severance payments payable by us through December 31, 2005 would be no more than approximately $900,000.

We entered into change in control agreements with five of our senior executive officers which provide for certain payments upon the termination of such officer’s employment by us without cause or by such officer for “good reason” following a “change in control” of CRIIMI MAE Inc. (each as defined in the agreement).  Aggregate payments under the change of control agreements would approximate $7.8 million, excluding items such as prorated guaranteed minimum cash bonus payments pursuant to these executives’ respective employment agreements.  Such aggregate payments have not been accrued as of June 30, 2005 because no change of control and no termination of employment has occurred.

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

To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement).  According to the most recent SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests.  In accordance with current SEC staff interpretations, we believe that all of our CMBS constitute Other Real Estate Interests and that certain of our CMBS also constitute Qualifying Interests.  On substantially all of our CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans.  Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related CMBS constitute Qualifying Interests.  As of June 30, 2005, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.  If the SEC or its staff were to take a different position with respect to whether such CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on us.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market.  We will experience fluctuations in the market value of our mortgage assets related to changes in the yields of U.S. Treasury securities as well as changes in the spread between U.S. Treasury securities and the mortgage assets and overall required returns.  The combination of the risk free rate (U.S. Treasury yields) and the related spread is the discount rate used to determine the fair value of our mortgage assets.  As of June 30, 2005, the average U.S. Treasury rate used to price our Subordinated CMBS, excluding generally the B- through unrated/issuer’s equity CMBS, had decreased by approximately 28 basis points compared to December 31, 2004.  As of June 30, 2005, credit spreads used to price certain of our CMBS tightened slightly, compared to December 31, 2004.  The fair values of our B- through unrated/issuer’s equity CMBS are determined, generally, using a discounted cash flow approach applied to loss adjusted cash flows and a yield to maturity, which, in our view, is commensurate with the market’s perception of value and risk of comparable assets.   As described above, interest rates and spreads, which are reflective of the credit fundamentals of the underlying commercial real estate assets, impact the fair values of our CMBS.  We will also have fluctuations in the amount of interest expense paid on certain of our recourse debt primarily due to changes in one-month LIBOR.

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

If we assumed that the discount rate used to determine the fair values of our CMBS (AAA through unrated bonds) increased by 100 basis points and 200 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the fair values of our total CMBS (AAA through unrated bonds) of approximately $50.8 million (or 5.3%) and approximately $97.9 million (or 10.1%), respectively, as of June 30, 2005.  A 100 basis point and 200 basis point increase in the discount rate would have resulted in a corresponding decrease in the value of our Retained CMBS Portfolio (portion of BBB- through unrated bonds) of approximately $19.6 million (or 5.7%) and $37.5 million (or 11.0%), respectively, as of June 30, 2005.

Variable Rate Debt

A 100 basis point increase in the one-month LIBOR index would not have a significant impact on our quarterly interest expense based on our variable rate debt outstanding as of June 30, 2005.  The carrying amount of our variable rate debt approximates fair value because the current rate on the debt resets monthly based on market rates.

Derivatives

On August 6, 2004, we entered into an interest rate swap in which we agreed to pay Deutsche Bank a fixed interest rate of 4.70% per annum in exchange for receiving floating payments based on one-month LIBOR on a notional amount of $40 million over a 10-year term.  The fair value of this swap was a liability of approximately $1.5 million at June 30, 2005.  A 100 and 200 basis point increase in one-month LIBOR index would decrease our net cash payments by approximately $400,000 and $800,000, respectively, per year.  A 100 and 200 basis point change in the 7.76 year interest rate swap rate would cause the fair value of this swap to change by approximately $3.0 million and $6.0 million, respectively.

Insured Mortgage Securities

There would not be a material change in the fair values of our insured mortgage securities if we assumed that the discount rate used to determine the fair values increased by 100 basis points and 200 basis points as of June 30, 2005 since the underlying mortgages are generally prepayable and have an assumed weighted average life of less than one year.

ITEM 4.          CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange

Act”).  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective.

There has been no change in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the fiscal quarter ending June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2005 \	—	$—	—	—
May 1 – 31, 2005	—	—	—	—
June 1 – 30, 2005	—	—	—	—

ITEM 6.          EXHIBITS

EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 from Barry S. Blattman, Chairman of the Board and Chief Executive Officer (Furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 from Cynthia O. Azzara, Executive Vice President, Chief Financial Officer and Treasurer (Furnished herewith).

99.1	Special Serviced Loan Report relating to specially serviced loans underlying the Company’s CMBS as of June 30, 2005 (filed herewith).

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIIMI MAE INC.

August 3, 2005	/s/ Cynthia O. Azzara
DATE	Cynthia O. Azzara
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Accounting Officer)