Form 10-Q
period 2005-09-30
CRIIMI MAE INC
filed 2005-11-07
CIK 847322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005	Commission file number 1-10360

CRIIMI MAE INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1622022
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☐   No   ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   ☒   No   ☐

As of November 7, 2005, there were 15,612,834 shares outstanding of the issuer’s common stock, par value $0.01 per share.

CRIIMI MAE INC.

Quarterly Report on Form 10-Q

PART I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Income for the three months and nine months ended September 30, 2005 and 2004 (unaudited)

Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2005 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	Other Information

Item 6.	Exhibits

Signatures

PART I

ITEM 1.  FINANCIAL STATEMENTS

CRIIMI MAE INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Mortgage assets, at fair value:
CMBS pledged to secure recourse debt	$128,367,553	$131,569,364
CMBS	198,958,393	203,334,606
CMBS pledged to secure non-recourse debt	588,717,281	625,752,451
Insured mortgage securities	2,841,342	—
Insured mortgage securities pledged to secure non-recourse debt	—	37,783,332
Other MBS	5,066,065	4,058,748
Receivables and other assets	20,087,404	26,367,375
Cash and cash equivalents	66,465,496	41,073,516
Total assets	$1,010,503,534	$1,069,939,392

Liabilities and Shareholders’ Equity

Liabilities:
Recourse debt:
Secured by pledge of CMBS	$42,000,000	$42,415,000
Senior subordinated secured note	31,266,667	31,266,667
Non-Recourse debt:
Secured by pledge of CMBS	510,444,426	526,838,642
Secured by pledge of insured mortgage securities	—	29,484,665
Payables and accrued expenses	13,287,219	11,876,858
Total liabilities	596,998,312	641,881,832

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, $0.01 par; 75,000,000 shares authorized; 2,178,982 shares issued and outstanding	21,790	21,790
Common stock, $0.01 par; 300,000,000 shares authorized; 15,609,838 and 15,546,667 shares issued and outstanding, respectively	156,098	155,467
Accumulated other comprehensive income	190,713,399	213,471,845
Deferred compensation	(735,217)	(412,362)
Warrants outstanding	2,564,729	2,564,729
Additional paid-in capital	631,541,916	630,687,207
Accumulated deficit	(410,757,493)	(418,431,116)

Total shareholders’ equity	413,505,222	428,057,560

Total liabilities and shareholders’ equity	$1,010,503,534	$1,069,939,392

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Interest income:
CMBS:
CMBS pledged to secure recourse debt	$2,851,068	$2,760,794	$8,470,375	$35,485,949
CMBS	7,698,811	7,424,988	21,356,148	7,424,988
CMBS pledged to secure non-recourse debt	12,233,756	12,148,932	37,239,394	25,235,466
Insured mortgage securities	54,510	952,927	647,016	4,356,858
Total interest income	22,838,145	23,287,641	67,712,933	72,503,261

Interest expense:
Recourse debt	1,871,864	1,621,304	5,392,539	11,277,527
Non-recourse debt	11,228,269	11,771,152	34,268,782	27,233,775
Other	—	19,317	7,055	99,768
Total interest expense	13,100,133	13,411,773	39,668,376	38,611,070

Net interest margin	9,738,012	9,875,868	28,044,557	33,892,191

Fee/other income:
Servicing revenue	1,993,733	2,151,121	5,553,348	8,171,438
Other income	921,821	935,545	1,615,420	1,898,585
Total fee/other income	2,915,554	3,086,666	7,168,768	10,070,023

Operating expenses:
General and administrative expenses	2,708,159	2,716,549	8,510,781	8,038,059
Equity compensation expense	457,819	144,464	1,010,520	433,393
Depreciation and amortization	48,178	90,197	726,552	307,231
Servicing general and administrative expenses	2,095,460	2,280,847	6,134,010	6,049,229
Servicing amortization, depreciation, and impairment expenses	102,377	207,738	598,808	682,924
BREF maintenance fee	434,000	434,000	1,302,000	1,302,000
Total operating expenses	5,845,993	5,873,795	18,282,671	16,812,836

Other:
Net losses on insured mortgage security dispositions	(41,368)	(261,888)	(157,816)	(916,841)
Net loss on extinguishment of debt	—	—	—	(5,200,767)
Impairment of REO asset	—	—	—	(2,608,740)
Impairment of CMBS	(660,505)	(13,226,278)	(4,145,410)	(14,863,483)
Impairment of mezzanine loan	—	—	—	(526,865)
Net gain (loss) on derivatives	1,159,463	(1,099,986)	(492,459)	13,473,338
Net expenses from lease termination and recapitalization	58,845	(304,637)	(16,222)	(547,477)
Total other	516,435	(14,892,789)	(4,811,907)	(11,190,835)

Net income (loss) before dividends paid on preferred shares	7,324,008	(7,804,050)	12,118,747	15,958,543
Dividends paid on preferred shares	(1,481,708)	(1,481,708)	(4,445,123)	(4,689,978)
Net income (loss) to common shareholders	$5,842,300	$(9,285,758)	$7,673,624	$11,268,565

Earnings per common share:
Basic	$0.38	$(0.60)	$0.49	$0.73
Diluted	$0.36	$(0.60)	$0.48	$0.72
Shares used in computing basic earnings (loss) per share	15,560,164	15,450,988	15,532,312	15,416,379
Shares used in computing diluted earnings (loss) per share	16,040,745	15,450,988	16,001,784	15,698,764

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2005

(unaudited)

	Preferred	Common	Accumulated Other					Total
	Stock Par	Stock Par	Comprehensive	Deferred	Warrants	Additional Paid-in	Accumulated	Shareholders’
	Value	Value	Income	Compensation	Outstanding	Capital	Deficit	Equity

Balance at December 31, 2004	$21,790	$155,467	$213,471,845	$(412,362)	$2,564,729	$630,687,207	$(418,431,116)	$428,057,560

Net income before dividends paid on preferred shares	—	—	—	—	—	—	12,118,747	12,118,747
Adjustment to unrealized gains and losses on securities	—	—	(22,758,446)	—	—	—	—	(22,758,446)
Dividends paid on preferred shares	—	—	—	—	—	—	(4,445,124)	(4,445,124)
Common shares repurchased	—	(241)	—	—	—	(405,306)	—	(405,547)
Common shares issued	—	431	—	—	—	390,956	—	391,387
Restricted shares issued	—	441	—	(710,000)	—	709,559	—	—
Restricted Stock Units issued		—	—	(125,000)	—	159,500	—	34,500
Amortization of equity compensation	—	—	—	512,145	—	—	—	512,145
Balance at September 30, 2005	$21,790	$156,098	$190,713,399	$(735,217)	$2,564,729	$631,541,916	$(410,757,493)	$413,505,222

The accompanying notes are an integral part of these consolidated financial statements.

CRIIMI MAE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income before dividends paid on preferred shares	$12,118,747	$15,958,543
Adjustments to reconcile net income before dividends paid on preferred shares to net cash provided by operating activities:
Amortization of discount and deferred financing costs on debt	4,288,354	4,863,752
Accretion on mortgage assets, net	(9,458,634)	(8,397,777)
Depreciation and other amortization	1,325,360	1,020,889
Net losses on insured mortgage security dispositions	157,815	916,841
Equity in earnings from investments	(15,084)	(466,141)
Lease termination and recapitalization expenses (non-cash portion)	16,222	93,816
Equity compensation	1,010,520	433,393
Impairment of mezzanine loan and REO asset	—	3,135,605
Impairment of CMBS	4,145,410	14,863,483
Net gain (loss) on derivatives	(549,833)	(15,675,962)
Net loss on extinguishment of debt	—	5,200,767
Changes in assets and liabilities:
Decrease in receivables and other assets	3,188,263	920,846
Increase in payables and accrued expenses	2,016,932	1,683,599
Purchase of other MBS, net	(1,007,317)	(431,268)
Net cash provided by operating activities	17,236,755	24,120,386
Cash flows from investing activities:
Proceeds from mortgage security prepayments	34,837,136	110,980,335
Proceeds from prepayment of mezzanine loan	755,219	2,237,062
Proceeds from sale of partnership interest	—	485,919
Distributions from AIM Limited Partnerships	177,442	3,562,438
Receipt of principal payments from insured mortgage securities	130,914	815,075
Cash received (paid) in excess of income recognized on CMBS	7,150,298	(828,219)
Proceeds from derivatives, net	—	15,150,000
Purchase of derivative instruments	(494,460)	—
Purchase of CMBS	—	(1,647,978)
Net cash provided by investing activities	42,556,549	130,754,632
Cash flows from financing activities:
Principal payments on recourse debt	(415,000)	(339,296,000)
Principal payments on non-recourse debt	(29,484,666)	(143,038,696)
Proceeds from issuance of recourse debt	—	62,935,000
Proceeds from issuance of non-recourse debt	—	289,817,385
Payment of debt issuance costs	—	(1,141,277)
Loss on extinguishment of debt (cash portion)	—	(500,000)
Payment of dividends on preferred shares	(4,445,124)	(4,689,978)
Proceeds from the issuance of common stock, net	349,013	957,695
Redemption of preferred stock	—	(18,310,100)
Proceeds from the issuance of preferred stock, net	—	14,627,296
Common stock repurchased	(405,547)	(319,558)
Net cash used in financing activities	(34,401,324)	(138,958,233)
Net increase in cash and cash equivalents	25,391,980	15,916,785
Cash and cash equivalents, beginning of period	41,073,516	21,698,957
Cash and cash equivalents, end of period	$66,465,496	$37,615,742

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

As we announced in February 2005, our Board of Directors has engaged Citigroup Global Markets Inc. as its exclusive financial advisor to assist the Board in undertaking a review of various strategic alternatives, including a possible sale of CRIIMI MAE.  In October 2005, we entered into an agreement and plan of merger with CDP Capital Financing and Cadim W.F. Co. as summarized in Note 15 to the consolidated financial statements.

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

Net Operating Loss for Tax Purposes/Trader Election.  For tax purposes, we elected in 2000 to be classified as a trader in securities.  We have traded in short duration fixed income securities, including CMBS, residential mortgage-backed securities and agency debt securities (such securities traded and all other securities of the type described constituting the “Trading Assets” to the extent owned by us or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary).  Such Trading Assets are classified as Other MBS on our consolidated balance sheet.

We generated a net taxable income of approximately $5.6 million during the year ended December 31, 2004.  We utilized a portion of our net operating loss (NOL) carryforward to reduce our 2004 taxable income to common shareholders to zero and, accordingly, our REIT distribution requirement was eliminated for 2004.  As of December 31, 2004, our accumulated and unused net operating loss was $302.2 million.  Any accumulated and unused net operating losses, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused NOLs cannot be carried back because we are a REIT.

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

To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement).  According to current SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests.  In accordance with current SEC staff interpretations, we believe that all of our CMBS constitute Other Real Estate Interests and that certain of our CMBS also constitute Qualifying Interests.  On substantially all of our CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans.  Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related CMBS constitute Qualifying Interests.  As of September 30, 2005, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.  If the SEC or its staff were to take a different position with respect to whether such CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on us.

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

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments and consolidating adjustments) necessary to present fairly the consolidated balance sheets as of September 30, 2005 and December 31, 2004 (audited), the consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 and the consolidated cash flows for the nine months ended September 30, 2005 and 2004.  The accompanying consolidated financial statements include the financial results of CRIIMI MAE and all of our majority-owned and controlled subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Comprehensive Income

The following table presents comprehensive income for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Net income (loss) before dividends paid on preferred shares	$7,324	$(7,804)	$12,119	$15,959
Adjustment to unrealized gains and losses on mortgage assets	(29,923)	101,430	(22,758)	127,588
Adjustment to unrealized gains and losses on derivative financial instruments	—	11	—	(4,729)
Comprehensive (loss) income	$(22,599)	$93,637	$(10,639)	$138,818

Stock-Based Compensation

We account for our stock-based compensation arrangements in accordance with the intrinsic value method as defined by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure”, requires certain disclosures related to our stock-based compensation arrangements.  The following table presents the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to our stock-based compensation:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income (loss) to common shareholders	$5,842	$(9,286)	$7,674	$11,269
Add: Stock-based compensation expense included in reported net income	457	144	1,011	433
Less: Stock-based compensation expense determined under the fair value based method for all awards	(457)	(154)	(1,024)	(601)
Pro forma net income (loss) to common shareholders	$5,842	$(9,296)	$7,661	$11,101

Earnings per share:
Basic – as reported	$0.38	$(0.60)	$0.49	$0.73
Basic – pro forma	$0.38	$(0.60)	$0.49	$0.72
Diluted – as reported	$0.36	$(0.60)	$0.48	$0.72
Diluted – pro forma	$0.36	$(0.60)	$0.48	$0.71

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

	As of September 30, 2005				As of December 31, 2004
	Amortized Cost		Fair Value		Amortized Cost		Fair Value
	(in thousands)
ASSETS:
CMBS (1)	$725,372		$916,043		$747,222		$960,656
Insured mortgage securities (1)	2,834		2,841		37,766		37,783
Other MBS (1)	5,247		5,066		4,161		4,059
Receivables and other assets	See footnote	(2)	See footnote	(2)	See footnote	(2)	See footnote	(2)
Cash and cash equivalents	66,465		66,465		41,074		41,074
Derivative net asset (1)	—		—		—		—

LIABILITIES:
Recourse debt:
Secured by pledge of CMBS	42,000		42,000		42,415		42,415
Senior subordinated secured note	31,267		31,949		31,267		33,831
Non-Recourse Debt:
Secured by pledge of CMBS	510,444		588,717		526,839		625,752
Secured by pledge of insured mortgage securities	—		—		29,485		29,485
Derivative net liability (1)	—		212		—		762

(1)     Recorded at fair value in the accompanying consolidated balance sheets.

(2)     CMSLP owned CMBS and interest-only strips with an aggregate amortized cost basis of approximately $0.8 million and $1.1 million and a fair value of approximately $0.9 million and $1.1 million as of September 30, 2005 and December 31, 2004, respectively.  The cost basis of other receivables and other assets generally approximates fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CMBS

Our determination of fair values for our CMBS portfolio is a subjective process.  The process begins with the compilation and evaluation of pricing information (such as spreads to U.S. Treasury securities or yields) that, in our view, is commensurate with the market’s perception of value and risk of our assets and comparable assets.  We use a variety of sources to compile such pricing information including:  (i) recent offerings and/or secondary trades of comparable CMBS (i.e., securities comparable to our CMBS or to the CMBS (or collateral) underlying our CMBS issued in connection with CRIIMI MAE Trust 1 Series 1996-C1 (or CBO-1) and CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2), (ii) communications with dealers, lenders, and active CMBS investors and/or advisors regarding the pricing and valuation of our securities and comparable securities, (iii) institutionally available research reports, (iv) analyses prepared by the nationally recognized rating organizations responsible for the initial rating assessment and on-going surveillance of such CMBS, and (v) other qualitative and quantitative factors that may impact the value of the CMBS such as the market’s perception of the issuers of the CMBS and the credit fundamentals of the commercial properties securing each pool of underlying commercial mortgage loans.  We make further adjustments to such pricing information based on our specific knowledge of our CMBS, including cash flow and characteristics of the particular CMBS, and the impact of relevant events, which is then used to determine the fair value of our CMBS using a discounted cash flow approach.  Expected future gross cash flows are discounted at assumed market yields for our CMBS not expected to sustain a loss. The fair value for those CMBS, or portion thereof, expected to incur principal losses (i.e., generally B- rated bonds through our unrated/issuer’s equity) based on our overall expected loss estimate are valued using a discounted cash flow approach applied to loss adjusted cash flows and a yield to maturity that, in our view, is commensurate with the market’s perception of the value and risk of comparable securities.  Such anticipated principal losses, as well as the timing and amount of potential recoveries of such shortfalls, are critical estimates and have been taken into consideration in the calculation of fair values and yields to maturity used to recognize interest income.  We have disclosed the range of discount rates by rating category used in determining the fair values as of September 30, 2005 in Note 4.

The liquidity of the subordinated CMBS market has historically been limited.  Additionally, during adverse market conditions, the liquidity of such market has been severely limited.  For this reason, among others, management’s estimate of the fair value of our CMBS could vary significantly from the value that could be realized in a current transaction or under certain market conditions.

Insured Mortgage Securities

The fair value estimates of our insured mortgage securities are based on available market information, certain third party information and management’s estimates.  We compare the interest rates on each of our insured mortgage securities to the applicable U.S. Treasury rate for a security with a comparable maturity plus a spread to determine an approximate market level interest rate relative to each of our insured mortgage securities and consider prepayment lockouts and penalties in determining the fair value of our insured mortgage securities. In general, our insured mortgage securities have relatively high coupon rates compared to current U.S. Treasury rates and low, if any, prepayment penalties. Accordingly, most of our insured mortgage securities are valued close to par. Insured mortgage securities that have some remaining prepayment penalties, if any, are valued to include the prepayment penalty likely to be paid in the event of prepayment.

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

Derivative Net Asset (Liability)

The fair value of our interest rate swap is the estimated amount that we would have realized if we would have terminated the swap agreement as of September 30, 2005 and December 31, 2004, taking into account current swap interest rates and information obtained from the counterparties and the current creditworthiness of the counterparties.

4.             CMBS

As of September 30, 2005, our assets include CMBS with an aggregate face amount of approximately $1.2 billion rated from AAA to D and unrated.  Certain of the CMBS assets relate to securitization transactions in which we did not surrender control of the assets and thus, as required by GAAP, the assets and the associated non-recourse debt are reflected in the consolidated balance sheet.  Accordingly, the interest income from such assets and interest expense from the associated non-recourse debt are also reflected in the consolidated income statements.  Cash flows from such assets are all required to service the debt, and therefore, we currently receive no cash flows from those assets.  Substantially all of our CMBS portfolio represents investments in securities issued in connection with the CBO-1 and CBO-2 resecuritizations.  The following is a summary of our CMBS as of September 30, 2005:

(in millions)	Fair Value	Amortized Cost	% of Total Fair Value of CMBS
CMBS Pledged to Secure Non-Recourse Debt	$588.7	$466.4	64%
Retained CMBS Portfolio	327.3	259.0	36%
Total CMBS Portfolio	$916.0	$725.4	100%

The aggregate investment by the Standard & Poor’s Rating Services (S&P) rating of the CMBS is as follows:

Security Rating	Face Amount as of 9/30/05	Weighted Average Pay Rate as of 9/30/05		Loss Adjusted Weighted Average Life as of 9/30/05 (1)	Fair Value as of 9/30/05 (7)	Discount Rate or Range of Discount Rates Used to Calculate Fair Value as of 9/30/05		Amortized Cost as of 9/30/05 (5) (6)
	(in millions)				(in millions)			(in millions)

CMBS Pledged To Secure Non-Recourse Debt
AAA (3)	$305.2	7.0%		6 years	$323.5	4.6 – 5.7%		$274.1

BBB- (4)	260.0	7.0%		8 years	265.2	6.5 – 6.8%		192.3
Total CMBS Pledged to Secure Non-Recourse Debt	565.2	7.0%		7 years	588.7			466.4

Retained CMBS Portfolio
CMBS Pledged to Secure Recourse Debt
BBB- (4)	59.0	7.0%		8 years	60.2	6.5 – 6.8%		43.6

BB+	70.9	7.0%		11 years	68.2	7.6%		49.1
	129.9				128.4			92.7

CMBS

BB	35.5	7.0%		11 years	30.7	9.1%		21.9

B+	88.6	7.0%		12 years	56.7	13.6%		48.6

B- (9)	191.7	6.8 – 8.0%		19 years	90.5	13.7 – 15.9	%(8)	79.2

CCC (2)	70.9	0.0%		—	—	—		—

D (2)(9)	106.3	N/M		22 years	9.3	15.0	%(8)	9.3

Unrated/Issuer’s Equity (2)	50.9	N/M		1 year	11.7	15.0	%(8)	7.3

	543.9				198.9			166.3
Total Retained CMBS Portfolio	673.8	4.7	%(2)	13 years	327.3			259.0

Total CMBS	$1,239.0	5.7%		9 years	$916.0			$725.4

(1)     The loss adjusted weighted average life was weighted using fair values as of September 30, 2005 and represents the weighted average expected life of the CMBS based on our current estimate of future losses.

(2)     These CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our Retained CMBS Portfolio, or for a number of other reasons.  Such interest shortfalls will continue to accumulate until they are repaid through either excess interest and/or recoveries on the underlying CMBS or a re-characterization of principal cash flows, in which case they may be realized as a loss of principal on the Retained CMBS Portfolio.  Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of September 30, 2005.  The weighted average pay rate as of September 30, 2005 reflects an annualization of cash received as of quarter end based on the face amount outstanding.  This weighted average pay rate will likely change on a periodic basis due to the volatility of interest cash flows, certain reasons of which are described herein.  The unrated/issuer’s equity CMBS from CBO-1 and CBO-2 currently do not have a stated coupon rate since these securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority.  As a result, effective coupon rates on these securities are highly sensitive to the monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-1 and CBO-2.  Additionally, certain weighted average pay rates are not meaningful (N/M) due to the infrequent, volatile cash flows associated with such bonds.

(3)     In connection with CBO-2, $305.2 million (currently AAA rated) face amount of CMBS were sold with call options and $345 million (currently AAA rated) face amount were sold without call options.  Since we retained call options on certain sold CMBS, we did not surrender control of these CMBS pursuant to GAAP, and thus these CMBS are accounted for as a financing and are reflected as “CMBS Pledged to Secure Non-Recourse Debt” on the consolidated balance sheet.  See Note 6 to the consolidated financial statements for a discussion of the non-recourse debt issued in connection with this securitization transaction.

(4)     On June 30 2004, we issued a senior interest certificate with a face amount of $260.0 million in our $319.0 million (currently BBB- rated) CMBS and retained an option to repurchase the senior interest certificate, after five years, at a fixed spread over applicable swap rates.  Since we retained a repurchase option, we did not surrender control of these CMBS pursuant to the requirements of SFAS No. 140, and thus these CMBS and the associated non-recourse debt are reflected on the consolidated balance sheet.  For presentation purposes, approximately 81.5% of the (currently BBB- rated) CMBS asset-related information is reflected in “CMBS Pledged to Secure Non-Recourse Debt” and the remaining 18.5% of the (currently BBB- rated) CMBS asset-related information is reflected in “Retained CMBS Portfolio – CMBS Pledged to Secure Recourse Debt”.  See Note 6 to the consolidated financial statements for a discussion of the non-recourse debt issued in connection with this securitization transaction.

(5)     Amortized cost reflects approximately $4.1 million of impairment charges related to our CMBS which was recognized during the nine months ended September 30, 2005.  These impairment charges are in addition to the cumulative impairment charges of approximately $278.8 million that were recognized through December 31, 2004.  The total amortized cost of CMBS was approximately $747.2 million at December 31, 2004.

(6)     See Note 8 to the consolidated financial statements for certain tax information related to our CMBS.

(7)     As of September 30, 2005, the aggregate fair values of the CBO-1, CBO-2, Nomura and MSC 1997-WF1 bonds were approximately $13.8 million, $896.7 million, $3.8 million and $1.7 million, respectively.

(8)     As a result of the estimated loss of principal on these CMBS, or a portion thereof, the fair values and discount rates of these CMBS are based on a loss adjusted yield to maturity.  The fair values of certain B-, CCC, D rated and the unrated/issuer’s equity were derived primarily from interest cash flow and/or recoveries of prior interest shortfalls anticipated to be received since we currently assume that the full principal amount on certain of these securities will not be recovered.  See also “Advance Limitations, Appraisal Reductions and Losses on CMBS” below.  The 15.9% rate reflects a weighted discount rate applied against future contractual and loss adjusted cash flows as appropriate.

(9)     Although the principal balance of the D and certain B- rated bonds in CBO-2 are expected to be outstanding for approximately 22 years, it is not anticipated that any principal will be collected.  Cash receipts from this bond are not received on a regular basis and, when and if received, are expected to be only in the form of recoveries of prior interest shortfalls to the extent such recoveries are not directed to any securities higher in priority in the CBO-2 resecuritization or other underlying securitization.

Mortgage Loan Pool

We have $11.3 billion and $13.2 billion of seasoned commercial mortgage loans underlying our CMBS portfolio as of September 30, 2005 and December 31, 2004, respectively.  As of September 30, 2005, the commercial mortgage loans are secured by properties of the types and in the geographic locations identified below:

Property Type	9/30/05 Percentage(1)

Retail	31%
Multifamily	24%
Hotel	16%
Office	14%
Other	15%
Total	100%

Geographic Location	9/30/05 Percentage(1)

California	17%
Texas	12%
Florida	7%
Pennsylvania	6%
Other	58%
Total	100%

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

As of September 30, 2005 and December 31, 2004, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

	9/30/05	12/31/04
	(in millions)
Specially serviced loans due to monetary default (1)	$437.8	$779.1
Specially serviced loans due to covenant default/other	47.7	41.4
Total specially serviced loans	$485.5	$820.5
Percentage of total mortgage loans	4.3%	6.2%

(1)     Includes $130.0 million and $208.6 million, respectively, of real estate owned by the underlying securitization trusts.  See the table below regarding property type concentrations for further information on real estate owned by the underlying securitization trusts.  Also includes loans transferred into special servicing for “imminent default” but where monetary default may not yet actually have occurred.

The specially serviced mortgage loans as of September 30, 2005 were secured by properties of the types and located in the states identified below:

Property Type	$ (in millions)		Percentage

Healthcare	$126.8	(1)	26%
Hotel	107.1	(1)	22%
Multifamily	71.7	(1)	15%
Retail	63.0		13%
Industrial	26.0		5%
Office	24.8		5%
Other	66.1		14%
Total	$485.5		100%

Geographic Location	$ (in millions)	Percentage

Florida	$66.4	14%
Indiana	34.6	7%
Georgia	32.0	7%
Michigan	29.6	6%
New Jersey	28.8	6%
Texas	25.2	5%
Other	268.9	55%
Total	$485.5	100%

(1)     Approximately $10.0 million, $70.7 million and $13.7 million, respectively, represent real estate owned by the underlying securitization trusts.

The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2004 to September 30, 2005:

(in millions)
Specially Serviced Loans (unpaid principal balance) at December 31, 2004	$820.5
Transfers out of special servicing	(494.0)
Transfers in due to monetary default	173.1
Transfers in due to covenant default and other	11.7
Loan amortization (1)	(22.9)
Other	(2.9)
Specially Serviced Loans at September 30, 2005	$485.5

(1)   Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by master servicers.

The Shilo Inn loans, consisting of 23 mortgage loans with an aggregate principal balance of $134.5 million spread across three CMBS transactions and secured by 23 hotel properties in the West and Pacific Northwestern states, were returned to the respective master servicers as “corrected loans,” effective June 30, 2005.  Subsequently, one pool of 13 mortgage loans totaling $60 million was transferred back to special servicing by the master servicer in August 2005 for “imminent default.”  The borrowers continue to express concerns regarding the operating performance of the properties securing such loans.  We are exploring alternatives to fully resolve these specially serviced loans in the best interest of the securitization trusts’ certificateholders.  There can be no assurance that any of the performing mortgage loans, including corrected loans, in the mortgage loan pool underlying our CMBS will continue to perform under their terms.  Distributions on our Retained CMBS Portfolio, and the related fair value of the Retained CMBS Portfolio, will continue to be impacted by, among other things, the borrowers’ performance under the terms of the performing and corrected mortgage loans underlying our CMBS and the master servicers’ compliance with their advancing obligations under the terms of the agreements governing the securitization trusts.

Advance Limitations, Appraisal Reductions and Losses on CMBS

We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions, advance limitations, and/or expenses and other shortfalls specific to certain trusts.  An appraisal reduction event can result in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan.  As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement.  In general, the master servicer can advance up to a maximum of the difference between 90% of the property’s appraised value and the sum of accumulated principal and interest advances and expenses.  The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss, or no loss, on our Retained CMBS Portfolio than the calculated appraisal reduction amount.  Total appraisal reductions as of September 30, 2005 for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as estimated by us were approximately $20.9 million, $89.9 million and $8.9 million for CBO-1, CBO-2 and Nomura, respectively, for a total of $119.7 million.

Certain CMBS from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives.  The following table summarizes the actual realized losses on our CMBS through September 30, 2005 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future real estate losses underlying our CMBS, including real estate losses which may be realized outside of our CMBS ownership.

	CBO-1	CBO-2	Nomura	Total
	(in thousands)
Years 1999 through 2003 actual realized losses	$27,834	$92,510	$2,721	$123,065
Year 2004 actual realized losses	44,967	70,529	7,519	123,015
Actual realized losses, January 1 through September 30, 2005	12,151	76,966	6,442	95,559
Cumulative actual realized losses through September 30, 2005	84,952	240,005	16,682	341,639

Expected loss estimates through the remainder of year 2005	14,515	30,766	615	45,896
Expected loss estimates for the year 2006	8,996	89,219	15,251	113,466
Expected loss estimates for the year 2007	1,775	16,380	4,564	22,719
Expected loss estimates for the year 2008	1,491	9,025	2,542	13,058
Expected loss estimates for the year 2009	1,357	9,484	2,083	12,924
Expected loss estimates for the remaining life of CMBS	6,403	36,760	6,427	49,590
Cumulative expected loss estimates (including cumulative actual realized losses) through life of CMBS	$119,489	$431,639	$48,164	$599,292

We decreased our overall expected loss estimate related to our subordinated CMBS from approximately $628 million as of December 31, 2004 to $599 million as of September 30, 2005, with such total losses occurring or expected to occur through the life of the CMBS portfolio.  This reduction to the overall expected loss estimate includes, among other things, changes in the actual and/or anticipated amount and timing of resolution and disposition of certain specially serviced assets.  Additionally, our estimates of overall expected losses include estimates of future loss exposure which relate in part to underlying mortgage loans, including “corrected” mortgage loans, which are performing today, but which we expect may default at some point in the future, at which time we estimate that losses may occur.  Such estimates are subject to change as market conditions change.  There can be no assurance that our overall expected loss estimate of $599 million, as of September 30, 2005, will not be exceeded as a result of additional or existing events or circumstances.

During the three and nine months ended September 30, 2005, we determined that there had been an adverse change in expected future cash flows for certain of our CMBS due primarily to a change in our estimate of the timing of anticipated cash flows.  As a result, we determined that these CMBS had been impaired under EITF 99-20.  We recorded other than temporary impairment charges on certain CMBS through the consolidated income statement of $661,000 and $4.1 million for the three and nine months ended September 30, 2005, respectively.

Yield to Maturity

The following table summarizes yield-to-maturity information relating to our CMBS:

	Anticipated Yield-to- Maturity as of 1/1/05 (1)	Current Anticipated Yield-to- Maturity as of 10/1/05 (1)

CMBS Pledged to Secure Non-Recourse Debt	10.4%	11.1%
Retained CMBS Portfolio	15.8%	16.7%
Weighted Average	12.3%	13.1%

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

•

the percentage of mortgage loan principal lost as a result of the deficiency in the liquidation proceeds resulting from the foreclosure and sale of the commercial real estate (referred to in the industry as a loss severity); and,

•	other costs related to credit including trust expenses and disposition costs related to the loans, along with the workout strategy related to the loan disposition.

(ii)           the discount rate used to derive fair value, which is comprised of the following:

•	a benchmark risk-free rate, calculated by using the current, “on-the-run” U.S. Treasury curve and interpolating an inputed risk-free rate based on the weighted-average life of each CMBS; plus,
•	a credit risk premium; plus,

•      a liquidity premium; except,

•      for those CMBS or portion thereof expected to experience principal write-downs over their lives, we use an estimated discount rate that we believe approximates the market rate of return for similar securities.

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

Sensitivity of Fair Value to Changes in Credit Losses

For purposes of this disclosure, we used a market convention for simulating the impact of increased credit losses on CMBS.  Generally, the industry uses a combination of an assumed percentage of loan defaults (referred to in the industry as a Constant Default Rate or “CDR”), a lag period and an assumed loss severity.  For purposes of this disclosure, we assumed the following loss scenarios, each of which was assumed to begin immediately following September 30, 2005: (i) 3.0% per annum of the commercial mortgage loans were assumed to default and 30% of the then outstanding principal amount of the defaulted commercial mortgage loans were assumed to be lost (referred to in the industry as a 3.0% CDR and 30% loss severity, and referred to herein as the “3%/30% CDR Loss Scenario”), and (ii) 3.0% per annum of each commercial mortgage was assumed to default and 40% of the then outstanding principal amount of each commercial mortgage loan was assumed to be lost (referred to in the industry as a 3.0% CDR and 40% loss severity, and referred to herein as the “3%/40% CDR Loss Scenario”).  The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our total CMBS portfolio by approximately $47.8 million (or 5.2%) and $79.7 million (or 8.7%), respectively.  The reduction in amount of cash flows resulting from the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario would result in a corresponding decline in the fair value of our Retained CMBS Portfolio (portion BBB- through unrated/issuer’s equity) by approximately $47.8 million (or 14.6%) and $80.2 million (or 24.5%), respectively.

The aggregate amount of credit losses assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario and the actual realized losses through September 30, 2005 totaled approximately $752.9 million and $798.4 million, respectively.  These amounts are in comparison to the aggregate amount of anticipated credit losses estimated by us as of September 30, 2005 of approximately $257.7 million used to calculate GAAP income yields.  It should be noted that the amount and timing of the anticipated credit losses assumed by us related to the GAAP income yields are not directly comparable to those assumed under the 3%/30% CDR Loss Scenario and the 3%/40% CDR Loss Scenario.

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

For purposes of this disclosure, we assumed that the discount rate used to determine the fair value of our CMBS increased by 100 basis points and 200 basis points.  The increase in the discount rate by 100 and 200 basis points, respectively, would result in a corresponding decline in the value of our total CMBS portfolio by approximately $48.1 million (or 5.3%) and $92.7 million (or 10.1%), respectively, and our Retained CMBS Portfolio by approximately $18.6 million (or 5.7%) and $35.7 million (or 11.0%), respectively.

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

Sensitivity of Fair Value to Extension Risk

For purposes of this disclosure, we assumed that the maturity date of each commercial mortgage loan underlying the CMBS was extended for a period of 12 months and 24 months beyond the contractual or anticipated maturity date specified in each mortgage loan.  The delay in the timing and receipt of such cash flows for an extended period of time consisting of 12 months and 24 months, respectively, would result in a corresponding decline in the fair value of our total CMBS portfolio by approximately $1.9 million (or 0.2%) and $4.3 million (or 0.5%), respectively, and our Retained CMBS Portfolio by approximately $4.0 million (or 1.2%) and $8.0 million (or 2.4%), respectively.

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

5.             INSURED MORTGAGE SECURITIES

We own the following insured mortgage securities, all of which are GNMA mortgage-backed securities.

Date	Number of Mortgage Securities	Fair Value		Amortized Cost	Weighted Average Effective Interest Rate (2)	Weighted Average Remaining Term (2)
		(in thousands)		(in thousands)

September 30, 2005	3	$2,841		$2,834	6.67%	21 years

December 31, 2004	10	$37,783	(1)	$37,766	7.37%	26 years

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

6.             OBLIGATIONS UNDER FINANCING FACILITIES

The following table summarizes our debt outstanding as of September 30, 2005 and December 31, 2004.

	As of September 30, 2005
	Ending Balance	Weighted Average Effective Rate at Quarter End (1)	December 31, 2004 Ending Balance
	(in thousands)		(in thousands)

Recourse to CRIIMI MAE:
Secured by pledge of CMBS (2)	$42,000	5.1%	$42,415
Senior subordinated secured note	31,267	16.2%	31,267
Total recourse debt	73,267	9.8%	73,682

Non-Recourse to CRIIMI MAE:
Secured by pledge of CMBS (3)	510,444	8.7%	526,838
Secured by pledge of insured mortgage securities (4)	—	—	29,485
Total non-recourse debt	510,444	8.7%	556,323
TOTAL DEBT	$583,711	8.8%	$630,005

(1)   The weighted average effective interest rate includes the amortization of deferred financing costs and amortization of the discount, if applicable.

(2)   CRIIMI MAE has guaranteed 10%, or up to $4.2 million, of the outstanding debt.

(3)   As of September 30, 2005 and December 31, 2004, the face amount of the debt was $565.2 million and $585.2 million with unamortized discount of $54.7 million and $58.4 million, respectively.  The fair value of the collateral securing such debt as of September 30, 2005 and December 31, 2004 was $588.7 million and $625.8 million, respectively.

(4)   The outstanding non-recourse debt related to our insured mortgage securities was repaid in July 2005.

RECOURSE DEBT

Secured by Pledge of CMBS

Deutsche Bank $95 Million Secured Borrowing Facility

Deutsche Bank provided a $95 million secured borrowing facility to one of our subsidiaries, in the form of a repurchase transaction, on June 30, 2004.  We used $42 million of this facility towards the repayment of prior repurchase transaction debt previously secured by our CMBS.  The $42 million advance, which is secured by two of our CMBS (the retained junior interest in our BBB- rated CMBS and our BB+ rated CMBS) which have an aggregate fair value of $128.4 million as of September 30, 2005, bears interest at a per annum rate equal to one month LIBOR plus 1.25%, payable monthly.  The resulting loan-to-value ratio was approximately 33% as of September 30, 2005.  Recourse is limited to 10% of the outstanding borrowing amount, or $4.2 million, as of September 30, 2005.  In June 2004, we paid Deutsche Bank $315,000, or 0.75% of the $42 million advance as a structuring fee.

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

Bear Stearns $200 Million Secured Borrowing Facility

We had a $200 million secured borrowing facility, in the form of a repurchase transaction, with Bear Stearns which matured on August 14, 2005.  The outstanding balance on this facility of $415,000 was repaid in July 2005 from our available cash.

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

NON-RECOURSE DEBT

Secured by Pledge of CMBS

In connection with our CBO-2 re-securitization transaction, we issued $328 million original face amount of non-recourse debt.  The outstanding face amount and amortized cost of this debt was $305.2 million and $271.2 million, respectively, as of September 30, 2005.

On June 30, 2004, we issued a senior interest certificate with a face amount of $260 million in our $319 million (currently BBB- rated) CBO-2 bonds to Deutsche Bank Securities Inc.  The issuance of the $260 million senior interest certificate was priced to yield approximately 8.5% and netted proceeds of approximately $237 million, which were used towards repayment of the remaining balance of our previous repurchase agreement debt.  We have the right, after five years, to repurchase the senior interest certificate at a price calculated by using the then applicable interest rate swap rate plus 1.65%.  The outstanding face amount and amortized cost of this debt was $260 million and $239.3 million, respectively, as of September 30, 2005.

Secured by Pledge of Insured Mortgage Securities

Deutsche Bank $95 Million Secured Borrowing Facility

As previously discussed, Deutsche Bank provided a $95 million secured borrowing facility to us, in the form of a repurchase transaction.  In addition to the $42 million advance described above as recourse debt, we originally borrowed an additional $53 million from this facility on June 30, 2004 towards the repayment of amounts owing on our Bear Stearns $200 million secured borrowing facility and secured by our insured mortgage securities.  We paid off the remaining outstanding non-recourse debt in July 2005.

7.             DERIVATIVE FINANCIAL INSTRUMENTS

On August 6, 2004, we entered into an interest rate swap in which we agreed to pay Deutsche Bank a fixed interest rate of 4.70% per annum in exchange for floating payments based on one-month LIBOR on a notional amount of $40 million over a 10-year term.  The monthly interest payments commenced on September 7, 2004.  The swap was not designated as a hedging instrument, and as a result, changes in fair value, as well as the impact of any cash payments made or received, were recognized in current period earnings as net (losses) gains on derivatives.  The fair value of the swap was a liability of $0.2 million as of September 30, 2005.  In connection with this swap and pursuant to the interest rate swap documents and Master Netting Agreement with Deutsche Bank, we have granted to Deutsche Bank a security interest in all of our right, title and interest in certain assets, and property (including our right to any “Excess” as defined in the Master Netting Agreement) related to the collateral securing the Deutsche Bank debt secured by CMBS, to secure our obligations under the interest rate swap documents and the Deutsche Bank debt secured by CMBS.  This security interest constitutes additional collateral for the Deutsche Bank debt secured by CMBS.  Under the Master Netting Agreement, on any day on which we have any obligation to deliver cash or additional eligible collateral under either the interest rate swap or the Deutsche Bank debt, such obligation will be deemed satisfied to the extent there exists an Excess under the Deutsche Bank debt or an obligation for Deutsche Bank to deliver cash or eligible collateral to us under the interest rate swap.

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

A summary of our year-to-date estimated taxable income to common shareholders and the remaining NOL carry forward as of September 30, 2005 is as follows:

(in millions)
Estimated taxable income to common shareholders for the nine months ended September 30, 2005 prior to NOL carry forward	$10.8
LESS: Utilization of NOL carry forward	(10.8)
Estimated taxable income to common shareholders for the nine months ended September 30, 2005	$—

Accumulated NOL through December 31, 2004	$302.2
NOL utilization during the nine months ended September 30, 2005	(10.8)
NOL carried forward for use in future periods	$291.4

The NOL carry forward of $291.4 million at September 30, 2005 can be carried forward to offset future taxable income until it is fully utilized or it expires.  If the carry forwards are not used, they will expire between the years 2021 and 2024.

As discussed above, taxable income will generally differ from GAAP net income during a given period, and such differences are likely to be material.  A summary of significant items that give rise to differences in GAAP net income and taxable net income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Included in taxable income (loss):
Realized credit losses on CMBS	$15.3	$14.1	$33.3	$37.3
Excluded from taxable income (loss):
Impairment on CMBS	0.7	$13.2	4.1	14.9

The adjusted tax basis of the underlying CMBS was approximately $1.1 billion as of September 30, 2005.  For GAAP purposes, the amortized cost basis of our CMBS was approximately $725.3 million as of September 30, 2005.  The tax and GAAP basis of the aggregate debt obligations related to the financings of our CMBS was approximately $925.7 million and $583.7 million, respectively, at September 30, 2005.

Taxable REIT Subsidiaries (TRS)

Our TRSs are separate taxable entities that cannot use CRIIMI MAE Inc.’s net operating loss carryforward to reduce their taxable income.  Thus, we will recognize income tax expense to the extent these subsidiaries owe income taxes.  Our TRSs had a taxable loss, before their own NOL carrybacks, of approximately $1.6 million and $2.4 million, respectively, for the three and nine months ended September 30, 2005.  The taxable loss, before NOL carrybacks, for the three and nine months ended September 30, 2005 includes a $801,000 write off of certain mortgage rights that were related to the AIM Partnership that was liquidated.  At September 30, 2005, our TRSs had a net deferred tax asset of approximately $2.7 million.  The primary components of the TRS’s net deferred tax asset result from net operating loss and disallowed interest expense carryforward.  Realization of this net deferred tax asset is not more likely than not, and accordingly, a full valuation allowance has been established.

9.             COMMON STOCK

We had 300,000,000 authorized shares and 15,609,838 and 15,546,667 issued and outstanding shares of $0.01 par value common stock as of September 30, 2005 and December 31, 2004, respectively.  The following table summarizes the common stock activity through September 30, 2005:

Description	Common Shares Issued

Balance as of December 31, 2004	15,546,667
Common shares issued	7,899
Restricted common shares issued	44,100
Stock options exercised	35,224
Common shares repurchased	(24,052)
Balance as of September 30, 2005	15,609,838

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

10.          PREFERRED STOCK

As of September 30, 2005, 75,000,000 shares of preferred stock were authorized.  As of September 30, 2005, 3,000,000 shares were designated as Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock), and 45,000 shares were designated as Series H Junior Preferred Stock.

Series B Cumulative Convertible Preferred Stock

As of September 30, 2005 and December 31, 2004, there were 2,178,982 shares of Series B Preferred Stock issued and outstanding.  The Series B Preferred Stock provides for a dividend in an amount equal to the sum of (i) $0.68 per share per quarter plus (ii) the product of the excess over $3.00, if any, of the quarterly cash dividend declared and paid with respect to each share of common stock times a conversion ratio of 0.4797 times one plus a conversion premium of 3%, subject to further adjustment upon the occurrence of certain events.  As of September 30, 2005, each share of Series B Preferred Stock was convertible into 0.4797 shares of common stock.  On August 3, 2005, we declared a dividend payment of $0.68 per share of Series B Preferred Stock to shareholders of record on September 19, 2005.  The aggregate dividends of $1,481,708 were paid on September 30, 2005.

Series H Junior Preferred Stock

As of September 30, 2005 and December 31, 2004, there were no issued and outstanding shares of Series H Junior Preferred Stock.

11.          EARNINGS PER SHARE

The following tables reconcile basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004.

	(in thousands, except share amounts)
	For the three months ended September 30, 2005			For the three months ended September 30, 2004
	Income	Weighted Average Shares Outstanding	Per Share Amount	Income	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share:
Income to common shareholders	$5,842	15,560,164	$0.38	$(9,286)	15,450,988	$(0.60)
Dilutive effect of securities (1):
Stock options	—	303,733		—	—
Unvested restricted stock	—	24,547		—	—
Warrants	—	140,465		—	—
Convertible Preferred Stock	—	—		—	—
Restricted Stock Units (RSUs)	—	11,836		—	—
Diluted earnings per share (1):
Income to common shareholders	$5,842	16,040,745	$0.36	$(9,286)	15,450,988	$(0.60)

	(in thousands, except share amounts)
	For the nine months ended September 30, 2005			For the nine months ended September 30, 2004
	Income	Weighted Average Shares Outstanding	Per Share Amount	Income	Weighted Average Shares Outstanding	Per Share Amount
Basic earnings per share:
Income to common shareholders	$7,674	15,532,312	$0.49	$11,269	15,416,379	$0.73
Dilutive effect of securities (1):
Stock options	—	300,629		—	244,193
Unvested restricted stock	—	21,561		—	27,503
Warrants	—	138,343		—	10,689
Convertible Preferred Stock	—	—		—	—
RSUs	—	8,938		—	—
Diluted earnings per share (1):
Income to common shareholders	$7,674	16,001,783	$0.48	$11,269	15,698,764	$0.72

(1)   Common stock options, unvested restricted stock, RSUs, common stock warrants, and convertible preferred stock have been excluded from dilutive earnings per share computations when such items are anti-dilutive.

12.          TRANSACTIONS WITH RELATED PARTIES

The following is a summary of the related party transactions which occurred during the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Amounts paid or accrued to BREF One and affiliates (1)
Compensation for services of CEO (2)(3)	$88	$313	$263	$563
Interest expense on BREF Debt	1,172	1,172	3,517	3,517
BREF maintenance fee	434	434	1,302	1,302
Expense reimbursements to affiliates of BREF One and employees of these affiliates (3)	—	4	4	18
Total	$1,694	$1,923	$5,086	$5,400

Amounts received or accrued from the AIM Limited Partnerships (4)
Distributions received from AIM Limited Partnerships (5)	$652	$443	$662	$3,726
Expense reimbursements from AIM Limited Partnerships (6)	32	45	89	130
Total	$684	$488	$751	$3,856

Amounts paid or accrued to former executive officer (7)	$30	$0	$30	$0

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

(2)   Barry Blattman, our Chairman and CEO, is affiliated with BREF One.  The Compensation and Stock Option Committee and the disinterested members of the Board have approved a payment of $350,000 for Mr. Blattman’s services as Chairman and CEO in 2005, which we expect to pay Brascan Real Estate Financial Partners, LLC (BREF Partners), an affiliate of BREF One.

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

(5)   Included in these amounts were $647,000 during the three and nine months ended September 30, 2005, and $0 and $1.8 million during the three and nine months ended September 30, 2004, respectively, of liquidation proceeds related to our general partner interests in the AIM Limited Partnerships.

(6)   Included in other income on the accompanying consolidated statements of income.

(7)   Pursuant to a consulting agreement we entered into with our former Executive Vice President, Stephen Abelman, in September 2005, we have agreed to pay him semi-monthly installments of $15,000 through June 30, 2006 for up to 20 hours per week and $375 per hour for excess hours worked as calculated pursuant to the terms of the consulting agreement.

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

Contractual Obligations

We have entered into employment agreements with two of our senior executive officers.  The provisions of the employment agreements include minimum annual base salaries, guaranteed minimum cash bonus payments, and restricted stock awards and stock bonuses.  These contracts are primarily “at will” employment agreements, under which we or the executive may terminate employment for any reason or no reason.  If we terminate the employment of any of these executives without cause, then we are obligated to pay the executive as specified in the contract.  Under the employment agreements, minimum aggregate severance payments payable by us through December 31, 2005 would be no more than approximately $1.2 million.

We entered into a consulting agreement dated as of September 2, 2005, with our former Executive Vice President – Asset Management, Stephen M. Abelman, to provide certain asset management and other consulting services to us.  Under such consulting agreement, we have agreed to pay him semi-monthly installments of $15,000 through June 30, 2006 for up to 20 hours per week and $375 per hour for excess hours worked as calculated pursuant to the terms of the consulting agreement.

We entered into change in control agreements with four of our senior executive officers and one former executive officer which provide for certain payments upon the termination of such officer’s employment by us without cause or by such officer for “good reason” following a “change in control” of CRIIMI MAE Inc. (each as defined in the agreement).  Aggregate payments under the change of control agreements would approximate $7.8 million, excluding items such as prorated guaranteed minimum cash bonus payments pursuant to these executives’ respective employment agreements.  Such aggregate payments have not been accrued as of September 30, 2005 because no change of control has occurred as of this date.

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

The following tables detail the financial performance of these operating segments for the three and nine months ended September 30, 2005 and 2004.

	As of and for the three months ended September 30, 2005
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
	(in thousands)
Interest income	$22,838	$—	$—	$22,838
Interest expense	(13,100)	—	—	(13,100)
Net interest margin	9,738	—	—	9,738

Fee/Other income	922	1,994	—	2,916
General and administrative expenses	(2,584)	—	(124)	(2,708)
Equity compensation expense	(458)	—	—	(458)
Depreciation and amortization	(48)	—	—	(48)
Servicing general and administrative expenses	—	(2,220)	124	(2,096)
Servicing amortization, depreciation and impairment	—	(102)	—	(102)
BREF maintenance fee	(434)	—	—	(434)
Net losses on insured mortgage security dispositions	(41)	—	—	(41)
Impairment of CMBS	(661)	—	—	(661)
Net gains on derivatives	1,159	—	—	1,159
Net expenses from lease termination and recapitalization	59	—	—	59
	(2,086)	(328)	—	(2,414)
Net income (loss) before dividends paid on preferred shares	$7,652	$(328)	$—	$7,324

Total assets	$1,002,954	$7,550	$—	$1,010,504

	As of and for the three months ended September 30, 2004
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
Interest income	$23,288	$—	$—	$23,288
Interest expense	(13,412)	—	—	(13,412)
Net interest margin	9,876	—	—	9,876

Fee/Other income	936	2,151	—	3,087
General and administrative expenses	(2,547)	—	(170)	(2,717)
Equity compensation expense	(144)	—	—	(144)
Depreciation and amortization	(90)	—	—	(90)
Servicing general and administrative expenses	—	(2,451)	170	(2,281)
Servicing amortization, depreciation and impairment	—	(208)	—	(208)
BREF maintenance fee	(434)	—	—	(434)
Net losses on insured mortgage security dispositions	(262)	—	—	(262)
Impairment of CMBS	(13,226)	—	—	(13,226)
Net gains on derivatives	(1,100)	—	—	(1,100)
Net expenses from lease termination and recapitalization	(305)	—	—	(305)
	(17,172)	(508)	—	(17,680)

Net (loss) income before dividends paid on preferred shares	$(7,296)	$(508)	$—	$(7,804)

Total assets	$1,068,629	$10,503	$—	$1,079,132

	As of and for the nine months ended September 30, 2005
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
Interest income	$67,713	$—	$—	$67,713
Interest expense	(39,668)	—	—	(39,668)
Net interest margin	28,045	—	—	28,045

Fee/Other income	1,615	5,553	—	7,168
General and administrative expenses	(8,095)	—	(416)	(8,511)
Equity compensation expense	(1,011)	—	—	(1,011)
Depreciation and amortization	(726)	—	—	(726)
Servicing general and administrative expenses	—	(6,550)	416	(6,134)
Servicing amortization, depreciation and impairment	—	(599)	—	(599)
BREF maintenance fee	(1,302)	—	—	(1,302)
Net losses on mortgage security dispositions	(158)	—	—	(158)
Impairment on CMBS	(4,145)	—	—	(4,145)
Net gain (loss) on derivatives	(492)	—	—	(492)
Net expenses from lease termination and recapitalization	(16)	—	—	(16)
	(14,330)	(1,596)	—	(15,926)
Net income (loss) before dividends paid on preferred shares	$13,715	$(1,596)	$—	$12,119

Total assets	$1,002,954	$7,550	$—	$1,010,504

	As of and for the nine months ended September 30, 2004
	Portfolio Investment	Mortgage Servicing	Elimination of Intercompany Transactions	Consolidated
Interest income	$72,503	$—	$—	$72,503
Interest expense	(38,611)	—	—	(38,611)
Net interest margin	33,892	—	—	33,892

Fee/Other income	1,899	8,171	—	10,070
General and administrative expenses	(7,539)	—	(499)	(8,038)
Equity compensation expense	(433)	—	—	(433)
Depreciation and amortization	(307)	—	—	(307)
Servicing general and administrative expenses	—	(6,548)	499	(6,049)
Servicing amortization, depreciation and impairment	—	(683)		(683)
BREF maintenance fee	(1,302)	—	—	(1,302)
Net losses on mortgage security dispositions	(917)	—	—	(917)
Net loss on extinguishment of debt	(5,201)	—	—	(5,201)
Impairment of REO	(2,609)	—	—	(2,609)
Impairment of CMBS	(14,863)	—	—	(14,863)
Impairment of mezzanine loan	(527)	—	—	(527)
Net gains on derivatives	13,473	—	—	13,473
Net expenses from lease termination and recapitalization	(547)	—	—	(547)
	(18,873)	940	—	(17,933)
Net income before dividends paid on preferred shares	$15,019	$940	$—	$15,959

Total assets	$1,068,629	$10,503	$—	$1,079,132

15.          SUBSEQUENT EVENT

Merger Agreement

On October 6, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with CDP Capital-Financing Inc. (“Parent”) and Cadim W. F. Co. (“Sub”), an indirect wholly owned subsidiary of Parent. The Merger Agreement provides for a business combination whereby Sub will merge with and into CRIIMI MAE Inc. (the “Merger”).  As a result of the Merger, the separate corporate existence of Sub will cease and CRIIMI MAE Inc. will continue as the surviving corporation (“Surviving Corporation”) in the Merger and as an indirect wholly owned subsidiary of Parent.  At the effective time of the Merger, each share of common stock of CRIIMI MAE Inc. (other than shares owned by CRIIMI MAE Inc. or through a subsidiary) and the associated rights to purchase shares of CRIIMI MAE Inc.’s Series H Junior Preferred Stock will be converted into the right to receive $20.00 in cash, without interest.  Each outstanding CRIIMI MAE stock option at the time of the closing will be cancelled in the Merger and the holder thereof shall be entitled to an amount of cash, without interest, equal to the difference between $20.00 and the exercise price of such stock option.

No shares of our Series B Preferred Stock will be converted into cash, securities or other property as a result of the Merger.  Our Series B Preferred Stock will remain outstanding following the completion of the Merger without any change or modification to any right, preference, privilege or voting power of any such shares or holders, except that such preferred stock after the Merger will by its terms no longer be convertible into CRIIMI MAE common stock, but instead will be convertible into an amount of cash equal to the product of $20.00 and the number of common shares such preferred stock was convertible into immediately prior to the Merger.

The transaction is subject to customary conditions, including the affirmative vote of two-thirds of the shares of CRIIMI MAE Inc.’s common stock outstanding.  BREF One, LLC – Series A, with approximately 1.2 million common shares (representing approximately 7.8% of the 15.6 million common shares currently outstanding) and a warrant to acquire an additional 336,835 common shares (or an additional 2%), has entered into an agreement with CDP Capital – Financing pursuant to which it has agreed to vote in favor of the Merger.

Additionally, we will be obligated to pay for fees and expenses incurred by us in connection with the Merger, including financial advisors’ fees and expenses, legal and tax advisory fees, special committee fees, printing, mailing and proxy solicitation fees, liability insurance costs, and expense reimbursements to the Parent, the majority of which will become payable when the Merger is completed.  Such costs would include approximately $4.1 million in financial advisor fees payable to Citigroup, $2 million in expense reimbursements payable to the Parent, and up to approximately $2.3 million in liability insurance premiums.  Costs incurred to date, including legal fees and special committee fees related to the transaction, are included in general and administrative expenses in the consolidated statements of income.  The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

We expect the Merger to close in the first quarter of 2006, assuming our stockholders approve the transaction.

Derivative Financial Instruments

We are obligated under the terms of the Merger Agreement to execute an interest rate hedging strategy in two phases. In accordance with the Merger Agreement, we executed the following transactions through our subsidiary CBO REIT II, Inc. (CBO REIT II):

First, on October 6, 2005, CBO REIT II purchased a six-month option on an underlying 10-year interest rate swap at a cost of $3.975 million.  This option had an expiration date of March 30, 2006, a notional amount of $200 million, which would have obligated us to become the fixed rate payer at 4.76% in exchange for receiving floating payments based on one-month LIBOR, each calculated on the notional amount for the 10-year period.  This option, which was intended as a temporary hedge until such time as the terms of the second phase of the hedge transaction could be arranged, was liquidated on October 20, 2005 for total proceeds of $4.7 million. The proceeds from the sale of this option were simultaneously applied as collateral security for the second phase of the hedge, as described below.  The option was not designated as a hedging instrument, and as a result, changes in fair value, as well as the impact of any cash payments made or received, will be recognized in current period earnings as net (loss) gain on derivatives in the fourth quarter of 2005.

On October 18, 2005, CBO REIT II entered into agreements with Bear Stearns Capital Markets Inc. as the swap counterparty to become the fixed rate payer in two, forward starting 10-year interest rate swaps. These swaps have an aggregate notional amount of $200 million and require CBO REIT II to pay a fixed rate of 4.885% in exchange for receiving floating payments based on one-month LIBOR, each calculated on the notional amount.  The swaps have an effective date of April 3, 2006, and an end date of April 3, 2016. CBO REIT II and Bear Stearns Capital Markets Inc. are not required to begin exchanging monthly payments until May 3, 2006.  CRIIMI MAE Inc. has guaranteed CBO REIT II’s performance under the new swaps.  These swaps were not designated as a hedging instrument, and as a result, changes in fair value, as well as the impact of any cash payments made or received, will be recognized in current period earnings as net (loss) gain on derivatives beginning in the fourth quarter of 2005.

These swaps require CBO REIT II to post cash collateral as security for our future obligations to the swap counterparty.  We posted an initial $4.9 million in cash collateral with such counterparty on October 20, 2005, funded substantially by the $4.7 million liquidation proceeds from the sale of the option transaction described above.  We are entitled to receive monthly interest from the swap counterparty on our cash collateral posted as security for the swaps calculated at the then Federal funds interest rate.

These swaps contain a daily mark-to-market provision which requires us to post additional collateral if the value of the swaps should decline by more than $500,000 from the then current collateralized value, as determined by the counterparty in its sole discretion.  Swap values vary directly, among other things, with changes in U.S treasury interest rates with comparable maturities. Generally, if comparable U.S Treasury interest rates decline, the value of the swaps will also decline, and if comparable U.S. Treasury interest rates increase, the value of the swaps will increase. A change in U.S. Treasury interest rates of 100 basis points results in an approximate change in the aggregate value of the swaps of $15.1 million.

Annual Shareholders’ Meeting Results

At our annual meeting held on October 18, 2005, our stockholders voted to re-elect each of Barry S. Blattman, Joshua B. Gillon and Bruce K. Robertson as Class II directors to serve on our Board of Directors until the 2008 annual meeting of stockholders and until their respective successors are elected and qualify.  Our stockholders also voted at the 2005 annual meeting to ratify our appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ended December 31, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS.  When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or shareholder communications, the words “believe,” “anticipate,” “expect,” “contemplate,” “may,” “will” and similar expressions are intended to identify forward-looking statements.  Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risks resulting from employee attrition resulting from our previously announced exploration of strategic alternatives and the recently announced execution of a merger agreement and a possible adverse effect on our internal controls over financial reporting in future reporting periods and the other risks described or referenced herein and in our reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, including our Annual Report on Form 10-K for the year ended December 31, 2004.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

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

Merger Agreement

As we announced in February 2005, our Board of Directors has engaged Citigroup Global Markets Inc. as its exclusive financial advisor to assist the Board in undertaking a review of various strategic alternatives, including a possible sale of CRIIMI MAE.

On October 6, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with CDP Capital-Financing Inc. (“Parent”) and Cadim W. F. Co. (“Sub”), an indirect wholly owned subsidiary of Parent. The Merger Agreement provides for a business combination whereby Sub will merge with and into CRIIMI MAE Inc. (the “Merger”).  As a result of the Merger, the separate corporate existence of Sub will cease and CRIIMI MAE Inc. will continue as the surviving corporation (“Surviving Corporation”) in the Merger and as an indirect wholly owned subsidiary of Parent.  At the effective time of the Merger, each share of common stock of CRIIMI MAE Inc. (other than shares owned by CRIIMI MAE Inc. or through a subsidiary) and the associated rights to purchase shares of CRIIMI MAE Inc.’s Series H Junior Preferred Stock will be converted into the right to receive $20.00 in cash, without interest.  Each outstanding CRIIMI MAE stock option at the time of the closing will be cancelled in the

Merger and the holder thereof shall be entitled to an amount of cash, without interest, equal to the difference between $20.00 and the exercise price of such stock option.

No shares of our Series B Preferred Stock will be converted into cash, securities or other property as a result of the Merger.  Our Series B Preferred Stock will remain outstanding following the completion of the Merger without any change or modification to any right, preference, privilege or voting power of any such shares or holders, except that such preferred stock after the Merger will by its terms no longer be convertible into CRIIMI MAE common stock, but instead will be convertible into an amount of cash equal to the product of $20.00 and the number of common shares such preferred stock was convertible into immediately prior to the Merger.

The transaction is subject to customary conditions, including the affirmative vote of two-thirds of the shares of CRIIMI MAE Inc.’s common stock outstanding.  BREF One, LLC – Series A, with approximately 1.2 million common shares (representing approximately 7.8% of the 15.6 million common shares currently outstanding) and a warrant to acquire an additional 336,835 common shares (or an additional 2%), has entered into an agreement with CDP Capital – Financing pursuant to which it has agreed to vote in favor of the Merger.

Additionally, we will be obligated to pay for fees and expenses incurred by us in connection with the Merger, including financial advisors’ fees and expenses, legal and tax advisory fees, special committee fees, printing, mailing and proxy solicitation fees,  liability insurance costs, and expense reimbursements to the Parent, the majority of which will become payable when the Merger is completed.  Such costs would include approximately $4.1 million in financial advisor fees payable to Citigroup, $2 million in expense reimbursements payable to the Parent, and up to approximately $2.3 million in liability insurance premiums.  The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

We expect the Merger to close in the first quarter of 2006, assuming our stockholders approve the transaction.

Derivative Financial Instruments

We are obligated under the terms of the Merger Agreement to execute an interest rate hedging strategy in two phases. In accordance with the Merger Agreement, we executed the following transactions through our subsidiary CBO REIT II, Inc. (CBO REIT II):

First, on October 6, 2005, CBO REIT II purchased a six-month option on an underlying 10-year interest rate swap at a cost of $3.975 million.  This option had an expiration date of March 30, 2006, a notional amount of $200 million, which would have obligated us to become the fixed rate payer at 4.76% in exchange for receiving floating payments based on one-month LIBOR, each calculated on the notional amount for the 10-year period.  This option, which was intended as a temporary hedge until such time as the terms of the second phase of the hedge transaction could be arranged, was liquidated on October 20, 2005 for total proceeds of $4.7 million. The proceeds from the sale of this option were simultaneously applied as collateral security for the second phase of the hedge, as described below.  The option was not designated as a hedging instrument, and as a result, changes in fair value, as well as the impact of any cash payments made or received, will be recognized in current period earnings as net (loss) gain on derivatives in the fourth quarter of 2005.

On October 18, 2005, CBO REIT II entered into agreements with Bear Stearns Capital Markets Inc. as the swap counterparty to become the fixed rate payer in two, forward starting 10-year interest rate swaps. These swaps have an aggregate notional amount of $200 million and require CBO REIT II to pay a fixed rate of 4.885% in exchange for receiving floating payments based on one-month LIBOR, each calculated on the notional amount.  The swaps have an effective date of April 3, 2006, and an end date of April 3, 2016.  CBO REIT II and Bear Stearns Capital Markets Inc. are not required to begin exchanging monthly payments until May 3, 2006.  CRIIMI MAE Inc. has guaranteed CBO REIT II’s performance under the new swaps.  These swaps were not designated as a hedging instrument, and as a result, changes in fair value, as well as the impact of any cash payments made or received, will be recognized in current period earnings as net (loss) gain on derivatives beginning in the fourth quarter of 2005.

These swaps require CBO REIT II to post cash collateral as security for our future obligations to the swap counterparty.  We posted an initial $4.9 million in cash collateral with such counterparty on October 20, 2005, funded substantially by the $4.7 million liquidation proceeds from the sale of the option transaction described above.  We are entitled to receive monthly interest from the swap counterparty on our cash collateral posted as security for the swaps calculated at the then Federal funds interest rate.

These swaps contain a daily mark-to-market provision which requires us to post additional collateral if the value of the swaps should decline by more than $500,000 from the then current collateralized value, as determined by the counterparty in its sole discretion.  Swap values vary directly, among other things, with changes in U.S treasury interest rates with comparable maturities. Generally, if comparable U.S Treasury interest rates decline, the value of the swaps will also decline, and if comparable U.S. Treasury interest rates increase, the value of the swaps will increase. A change in U.S. Treasury interest rates of 100 basis points results in an approximate change in the aggregate value of the swaps of $15.1 million.

Liquidity and Cash Flow

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, meet collateral calls, fund investments and for other general business purposes.  Currently, our primary source of funds for liquidity consists of cash flows from our Retained CMBS Portfolio.

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

Summary of Significant Sources and Uses of Cash:

The following table is a summary of CRIIMI MAE’s significant sources and uses of cash during the three and nine months ended September 30, 2005 and 2004:

	For the three months ended		For the nine months ended
Significant Sources and Uses of Cash	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
(in millions)

Sources and Uses of Cash Related to Other Activities (1):
Cash received from Retained CMBS Portfolio	$12.0	$14.4	$33.8	$39.2
Cash from non-core assets (2)	2.1	4.8	3.9	10.8
Cash used to service debt, excluding match-funded debt:
Principal payments(3)	—	—	—	(3.1)
Interest payments(3)	(0.5)	(0.4)	(3.9)	(10.0)
Cash used to make interest rate swap payments	(0.1)	(0.1)	(0.5)	(2.1)
General and administrative expenses (4)	(2.7)	(2.7)	(8.5)	(8.0)
BREF maintenance fee (4)	(0.4)	(0.4)	(1.3)	(1.3)
Cash used to pay preferred dividends	(1.5)	(1.5)	(4.5)	(4.7)

Sources and Uses of Cash Related to Other Transactions/ Equity:
Cash used to repay debt	(0.4)	—	(0.4)	—
Cash received related to retirement of debt secured by insured mortgage securities	5.4	—	5.4	2.1
Cash used to purchase option on swap	—	—	(0.5)	—
Cash used to redeem Series F and G Preferred Stock	—	—	—	(18.3)
Cash from issuance of Series B Preferred Stock	—	—	—	14.9
Cash used to purchase CMBS	—	—	—	(1.2)

Sources and Uses of Cash related to June 30, 2004 Refinancing Transaction:
Cash from issuance of senior interest in BBB- CMBS	—	—	—	237.1
Cash from liquidation of swap position	—	—	—	15.2
Cash from Deutsche Bank $95 million borrowing facility	—	—	—	94.7
Cash used to retire Bear Stearns Debt	—	—	—	(293.1)
Cash used to pay down Bear Stearns $200 million borrowing facility	—	—	—	(52.7)
Other cash items, net, related to transaction	—	—	—	(1.2)

(1)   The amounts in this summary do not include cash received on our CMBS pledged to secure non-recourse debt and the associated non-recourse debt payments.  CMSLP’s cash is not used to service our debt or pay dividends and is therefore excluded from this summary table.  CMSLP retains its cash to fund its operations.

(2)   Includes cash received from our interests in the insured mortgage securities, mezzanine loans and AIM Limited Partnerships.  Cash from such non-core assets has decreased during the 2005 periods as compared to the 2004 periods due primarily to prepayments and liquidations of the related assets.  Also includes short-term interest earned on our cash and cash equivalents.

(3)   The June 30, 2004 refinancing transaction reduced our debt service requirements related to certain of our debt.  Due to the retirement of our previous repurchase debt and the related Deutsche Bank refinancing, our principal debt service requirements were eliminated (for a three year term) and our interest payments were reduced.

(4)   The general and administrative expenses and BREF maintenance fee are the amounts as reflected in our consolidated income statement.  General and administrative expenses for the nine months ended September 30, 2005 include certain costs associated with the Board’s review of strategic alternatives, including legal costs of approximately $1,100,000 and meeting fees paid or accrued to the directors of the Special Committee of approximately $219,000.

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

Net cash provided by operating activities decreased by approximately $6.9 million to approximately $17.2 million during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily due to reduction in net interest margin in 2005.

Net cash provided by investing activities decreased by approximately $88.2 million to $42.6 million during the nine months ended September 30, 2005 from $130.8 million during the nine months ended September 30, 2004.  The decrease was primarily attributable to:

•      $76.1 million decrease in proceeds from our insured mortgage securities due to higher prepayments during 2004;

•      $8.0 million increase in proceeds resulting from the difference between cash received (paid) in excess of income recognized on our Retained CMBS Portfolio;

•      $3.4 million decrease in cash received from the AIM Limited Partnerships due to the liquidation of three of the four AIM Limited Partnerships in February 2004.  The final AIM Limited Partnership was liquidated in August 2005;

•      $15.2 million decrease due to net proceeds received from the liquidation of our swap positions in 2004.

Net cash used in financing activities decreased by approximately $104.6 million to $34.4 million during the nine months ended September 30, 2005 from $139.0 million during the nine months ended September 30, 2004.  The decrease is primarily attributable to:

•      $452.4 million decrease in principal payments on recourse and non-recourse debt related to the June 30, 2004 refinancing and prepayments of the mortgages underlying our insured mortgage securities;

•      $351.7 million decrease in proceeds received from the issuance of additional recourse and non-recourse debt less the related debt issuance costs in 2004 primarily related to the June 2004 refinancing;

•      $3.7 million of net cash used to redeem the Series F and G Preferred Stock, after the issuance of additional Series B Preferred Stock, in 2004.

Capital Resources

Our consolidated indebtedness was approximately $583.7 million as of September 30, 2005.  Recourse debt was $73.3 million, or 13% of total indebtedness and non-recourse debt was $510.4 million, or 87% of total indebtedness as of September 30, 2005, as discussed below.

Recourse Debt

Summarized information regarding our recourse debt at September 30, 2005 is as follows:

	Carrying Amount (1)	Stated Interest Rate		Stated Maturity Date
	(in thousands)

Secured by pledge of CMBS (2)	$42,000	LIBOR + 1.25	%(3)	June 2007	(4)
BREF Debt	31,267	15%		January 2006
Total recourse debt	$73,267

(1)   Carrying amount approximates face amount.

(2)   Recourse is limited to 10% of this outstanding debt, or $4.2 million, as of September 30, 2005.

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

See Note 6 to the consolidated financial statements for a more detailed discussion of our recourse debt.

Non-Recourse Debt

Summarized information regarding our non-recourse debt at September 30, 2005 is as follows:

	Carrying Amount	Face Amount	Stated Interest Rate	Stated Maturity Date
	(in thousands)	(in thousands)

Secured by pledge of CMBS	$510,444	$565,189	7.0%	2028 and 2033
Secured by pledge of insured mortgage securities	—	—	LIBOR + 0.10%	June 2007	(1)
Total non-recourse debt	$510,444	$565,189

(1)   In July 2005, we paid all amounts owed under the facility secured by our insured mortgage securities from our cash.

Our non-recourse debt totals approximately $510.4 million as of September 30, 2005, which is secured by our investment grade CMBS, but not including 18.5% of our BBB- rated CMBS.  Principal payments on these obligations are required to the extent of principal payments received on the underlying CMBS.

See Note 6 to the consolidated financial statements for a more detailed discussion of our non-recourse debt.

Derivative Financial Instruments

The following is a summary of our derivative financial instruments as of September 30, 2005:

	Notional Amount (1)	Estimated Fair Value (Liability)	Rate	Maturity Date
	(in thousands)	(in thousands)

Interest rate swap	$40,000	$(212)	4.70%	August 5, 2014

(1)    For further discussion of our derivative financial instruments, including derivatives entered into during October 2005, see “Results of Operations – Net (Loss) Gain on Derivatives”.

Results of Operations

Three and nine months ended September 30, 2005 compared to three and nine months ended September 30, 2004

Net income to common stockholders increased to approximately $5.8 million, or $0.36 per diluted share, during the three months ended September 30, 2005 as compared to net loss of $9.3 million, or $(0.60) per diluted share, during the three months ended September 30, 2004.

Net income to common shareholders decreased by approximately $3.6 million to $7.7 million, or $0.48 per diluted share, during the nine months ended September 30, 2005 from $11.3 million, or $0.72 per diluted share, during the nine months ended September 30, 2004.

Results for the three and nine months ended September 30, 2005, which are discussed in further detail below, include:

•      net interest margin of approximately $9.7 million and $28.0 million, respectively,

•      servicing revenue of $2.0 million and $5.6 million, respectively,

•      total operating expenses of $5.8 million and $18.3 million, respectively, including, during the nine months ended September 30, 2005, approximately $1,100,000 in legal fees related to our Board’s review of strategic alternatives and the write-off of approximately $500,000 in deferred costs,

•      impairment of CMBS of $661,000 and $4.1 million, respectively, and

•      net gain (loss) on derivatives of $1.2 million and ($0.5) million, respectively

Results for the three and nine months ended September 30, 2004, include:

•      net interest margin of approximately $9.9 million and $33.9 million, respectively,

•      servicing revenue of $2.2 million and $8.2 million, respectively,

•      total operating expenses of $5.9 million and $16.8 million, respectively,

•      net loss on extinguishment of debt of $0 million and $5.2 million, respectively,

•      impairment of CMBS of $13.2 million and $14.9 million, respectively, and

•      net (loss) gain on derivatives of ($1.1) million and $13.5 million, respectively

Net Interest Margin

Net interest margin decreased slightly to $9.7 million during the three months ended September 30, 2005 compared to $9.9 million for the same period in 2004, and decreased by approximately $5.8 million to $28.0 million during the nine months ended September 30, 2005 compared to $33.9 million for the same period in 2004, primarily due to the increased cost of borrowing resulting from the issuance of $260 million (face amount) of non-recourse debt in June 2004.

Interest Income - CMBS

Total CMBS income was approximately $22.8 million and $22.3 million, respectively, for the three months ended September 30, 2005 and 2004.  Total CMBS income was $67.1 million and $68.1 million, respectively, for the nine months ended September 30, 2005 and 2004.  The change in CMBS interest income during the 2005 periods as compared to the 2004 periods is primarily due to the reduced basis and varying weighted average yield to maturity used to calculate our CMBS interest income during the 2005 periods.  The change in interest income from CMBS pledged to secure recourse debt, CMBS and CMBS pledged to secure non-recourse debt for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 was due to income statement reclassifications resulting from our June 2004 refinancing.

Interest Income - Insured Mortgage Securities

Interest income from insured mortgage securities decreased to $55,000 and $647,000, respectively, for the three and nine months ended September 30, 2005 as compared to $953,000 and $4.4 million, respectively, for the three and nine months ended September 30, 2004, primarily due to significant prepayments of the mortgages underlying our insured mortgage securities, and to a lesser extent, the sale of approximately $17.7 million of FHA loans in the second quarter of 2004.

Interest Expense

Interest Expense Related to Recourse Debt

Interest expense related to recourse debt of $1.9 million for the three months ended September 30, 2005 was approximately $250,000 higher than interest expense of $1.6 million for the same period in 2004 due primarily to an increase in short-term interest rates.  Interest expense related to recourse debt of $5.4 million for the nine months ended September 30, 2005 was approximately $5.9 million lower than the nine months ended September 30, 2004.  This decrease was primarily due to a lower average/outstanding balance of recourse debt for the nine month 2005 period compared to the same period during 2004.

The overall weighted average effective interest rate on the recourse debt was 9.9% and 8.8%, respectively, for the three months ended September 30, 2005 and 2004.

Interest Expense Related to Non-Recourse Debt

Interest expense related to non-recourse debt was approximately $11.2 million and $11.8 million, respectively, for the three months ended September 30, 2005 and 2004, and was approximately $34.3 million and $27.2 million, respectively, for the nine months ended September 30, 2005 and 2004.  The increases during 2005 were primarily due to a higher average outstanding balance of non-recourse debt during 2005 as compared to the first nine months of 2004, along with the higher cost of financing related to the issuance of the $260 million (face amount) of non-recourse debt in June 2004.

General and Administrative Expenses

Corporate general and administrative expenses did not significantly change for the three months ended September 30, 2005 compared to the same period in 2004.  Corporate general and administrative expenses increased by approximately $473,000 during the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to costs incurred in connection with our Board’s review of strategic alternatives, including legal fees of approximately $1,100,000 and meeting fees paid or accrued to the directors of the Special Committee of $219,000 during the nine months ended September 30, 2005, partially offset by lower rent expense resulting from reduced lease obligations.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $420,000 during the nine months ended September 30, 2005 primarily due to the write off of certain deferred costs.

Mortgage Servicing

The following is a summary of the consolidated results of operations of CMSLP:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Servicing revenue	$1,994	$2,151	$5,553	$8,171
Servicing general and administrative expenses	(2,096)	(2,281)	(6,134)	(6,049)
Servicing amortization, depreciation and impairment	(102)	(208)	(599)	(683)
Net (loss) income from CMSLP	$(204)	$(338)	$(1,180)	$1,439

The net loss from CMSLP reflects a decline in servicing revenue during the 2005 periods as compared to the 2004 periods primarily due to a reduction in routine servicing fees from a $1.9 billion decline in the underlying mortgage loans since December 31, 2004 and due to a reduction in non-routine fees associated with the resolution and disposition of loans in special servicing.  Servicing general and administrative expenses increased during the nine months ended September 30, 2005 as compared to 2004 due primarily to the incurrence of certain non-routine servicing costs and an increase in compensation related expenses.

BREF Maintenance Fee

Pursuant to the Investment Agreement as assigned to BREF One, we are obligated to pay BREF One a quarterly maintenance fee of $434,000 through January 2006.

Net Loss on Extinguishment of Debt

During the three and nine months ended September 30, 2004, we recognized $0 million and $5.2 million, respectively, of loss on extinguishment of debt due to the write-off of unamortized discount and deferred financing costs related to the extinguishment of our prior recourse debt secured by CMBS and the non-recourse debt related to our insured mortgage portfolio.  The loss on extinguishment of debt included termination fees.

Impairment of Real Estate Owned

During the six months ended June 30, 2004, we wrote down the value of a shopping center that we accounted for as real estate owned to estimated fair value and recorded a resulting impairment charge of approximately $2.6 million.  In October 2004, the shopping center was sold at foreclosure.

Impairment of CMBS

During the three and nine months ended September 30, 2005 and 2004, we determined that there had been an adverse change in expected future cash flows for certain of our CMBS due primarily to a change in the estimated timing of anticipated cash flows.  As a result, we determined that these CMBS had been impaired under EITF 99-20.  We recorded other than temporary impairment charges on certain CMBS through the consolidated income statement of $661,000 and $4.1 million, respectively, during the three and nine months ended September 30, 2005 and $13.2 million and $14.9 million for the three and nine months ended September 30, 2004, respectively.

Net Gain (Loss) on Derivatives

We recognized a net gain (loss) on derivatives of $1.2 million and $(0.5) million, respectively, for the three and nine months ended September 30, 2005 and recognized a net (loss) gain on derivatives of $(1.1) million and $13.5 million, respectively, for the three and nine months ended September 30, 2004, as discussed below.

On May 19, 2005, we purchased an option on a 10-year interest rate swap which would have required us to pay a fixed interest rate of 5.1% per annum in exchange for floating payments based on one-month LIBOR, each calculated on a notional amount of $134 million over a 10-year term.  The option expired worthless on July 18, 2005.  This option was purchased for a cost of $167,500.  We purchased this option to manage the risk that an increase in interest rates would reduce the fair value of our Retained CMBS Portfolio.  This option was not designated as a hedging instrument and, as a result, changes in fair value were recognized in the then current period earnings as net gain (loss) on derivatives.

On March 28, 2005, we purchased an option on a 10-year interest rate swap which would have required us to pay a fixed interest rate of 5.5% per annum in exchange for floating payments based on one-month LIBOR, each calculated on a notional amount of $134 million over a 10-year term.  The option expired worthless on May 16, 2005.  We purchased this option to manage the risk that an increase in interest rates would reduce the fair value of our Retained CMBS Portfolio.  This option was purchased for a cost of approximately $327,000.  This option was not designated as a hedging instrument and, as a result, changes in fair value were recognized in the then current period earnings as net gain (loss) on derivatives.

On August 6, 2004, we entered into an interest rate swap in which we agreed to pay Deutsche Bank a fixed interest rate of 4.70% per annum in exchange for floating payments based on one-month LIBOR on a notional amount of $40 million over a 10-year term.  The monthly interest payments commenced on September 7, 2004.  The swap was not designated as a hedging instrument, and as a result, changes in fair value, as well as the impact of any cash payments made or received, were recognized in current period earnings as net (losses) gains on derivatives.  The fair value of the swap was a liability of $0.2 million as of September 30, 2005.  In connection with this swap and pursuant to the interest rate swap documents and Master Netting Agreement with Deutsche Bank, we have granted to Deutsche Bank a security interest in all of our right, title and interest in certain assets, and property (including our right to any “Excess” as defined in the Master Netting Agreement) related to the collateral securing the Deutsche Bank debt secured by CMBS, to secure our obligations under the interest rate swap documents and the Deutsche Bank debt secured by CMBS.  This security interest constitutes additional collateral for the Deutsche Bank debt secured by CMBS.  Under the Master Netting Agreement, on any day on which we have any obligation to deliver cash or additional eligible collateral under either the interest rate swap or the Deutsche Bank debt, such obligation will be deemed satisfied to the extent there exists an Excess under the Deutsche Bank debt or an obligation for Deutsche Bank to deliver cash or eligible collateral to us under the interest rate swap.

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

Net Operating Loss for Tax Purposes/Trader Election.  For tax purposes, we have elected to be classified as a trader in securities.  We have traded in short duration fixed income securities, including CMBS, residential mortgage-backed securities and agency debt securities (such securities traded and all other securities of the type described constituting the “Trading Assets” to the extent owned by us or any qualified REIT subsidiary, meaning generally any wholly owned subsidiary that is not a taxable REIT subsidiary).  Such Trading Assets are classified as Other MBS on our consolidated balance sheet.

As a result of our election in 2000 to be taxed as a trader, we recognized a mark-to-market tax loss on our Trading Assets in 2000 of approximately $478 million (the “2000 Loss”).  Such loss was recognized evenly for tax purposes over four years beginning with the year 2000 and ending in 2003.  Such loss was treated as ordinary, which allowed us to offset our ordinary income.

We generated net taxable income of approximately $5.6 million during the year ended December 31, 2004.  We utilized a portion of our NOL carryforward to reduce our 2004 taxable income to common shareholders to zero and, accordingly, our REIT distribution requirement was eliminated for 2004.  As of December 31, 2004, our accumulated and unused NOL was $302.2 million.  Any accumulated and unused NOLs, subject to certain limitations, generally may be carried forward for up to 20 years to offset taxable income until fully utilized. Accumulated and unused NOLs cannot be carried back because we are a REIT.

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

Our future use of NOLs for tax purposes could be substantially limited in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code.  As a result of these limitations in the event of an ownership change, our ability to use our NOL carryforwards in future years may be limited and, to the extent the NOL carryforwards cannot be fully utilized under these limitations within the carryforward periods, the NOL carryforwards would expire unutilized.  Accordingly, after any ownership change, our ability to use our NOLs to reduce or offset taxable income would be substantially limited under Section 382.  In general, a company reaches the “ownership change” threshold if the “5% shareholders” increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points.  The ownership interest is measured in terms of total market value of the company’s capital stock.  If an “ownership change” occurs under Section 382, our prospective use of our accumulated and unused NOL will be limited.  We have adopted a shareholder rights plan and amended our charter to minimize the chance of an unauthorized ownership change within the meaning of Section 382; however there can be no assurance that an ownership change will not occur.  We are not aware of any acquisition of shares of our capital stock that has created an “ownership change” under Section 382; however, as previously announced, we have entered into an agreement and plan of merger with CDP-Capital Financing and Cadim W.F. Co., dated October 6, 2005, and if the merger contemplated thereby is approved by the requisite vote of our shareholders, an ownership change will occur.

A summary of our year-to-date estimated taxable income to common shareholders and the remaining NOL carry forward as of September 30, 2005 is as follows:

(in millions)
Estimated taxable income to common shareholders for the nine months ended September 30, 2005 prior to NOL carry forward	$10.8
LESS: Utilization of NOL carry forward	(10.8)
Estimated taxable income to common shareholders for the nine months ended September 30, 2005	$—

Accumulated NOL through December 31, 2004	$302.2
NOL utilization during the nine months ended September 30, 2005	(10.8)
NOL carried forward for use in future periods	$291.4

The NOL carry forward of $291.4 million at September 30, 2005 can be carried forward to offset future taxable income until it is fully utilized or it expires.  If the carry forwards are not used, they will expire between the years 2021 and 2024.

As discussed above, taxable income will generally differ from GAAP net income during a given period, and such differences are likely to be material.  A summary of significant items that give rise to differences in GAAP net income (loss) and taxable income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Included in taxable income (loss):
Realized credit losses on CMBS	$15.3	$14.1	$33.3	$37.3
Excluded from taxable income (loss):
Impairment on CMBS	0.7	$13.2	4.1	14.9

The adjusted tax basis of the underlying CMBS was approximately $1.1 billion as of September 30, 2005.  For GAAP purposes, the amortized cost basis of our CMBS was approximately $725.3 million as of September 30, 2005.  The tax and GAAP basis of the aggregate debt obligations related to the financings of our CMBS was approximately $925.7 million and $583.7 million, respectively, at September 30, 2005.

Financial Condition

Summary of Cash Position and Shareholders’ Equity

As of September 30, 2005, our consolidated cash and cash equivalents aggregated approximately $66.5 million.  In addition to our cash, liquidity at September 30, 2005 included $5.1 million in Other MBS.

As of September 30, 2005 and December 31, 2004, shareholders’ equity was approximately $413.5 million or $22.48 per diluted common share and approximately $428.1 million or $23.49 per diluted common share, respectively.  The diluted book value per common share amounts are based on shareholders’ equity less the liquidation value of our then outstanding preferred stock.  The net decrease in total shareholders’ equity was primarily attributable to a $22.8 million decrease in net unrealized gains on CMBS.

The September 30, 2005 diluted book value per common share amount is based on shareholders’ equity presented in accordance with GAAP.  This amount includes, among other things, approximately $78.3 million of net assets related to our CMBS rated AAA and a portion of our BBB- bonds, which we do not actually own, but are required by GAAP to include in our consolidated balance sheet (see “Summary of CMBS” below for a further discussion).  These CMBS not owned but consolidated by us have an aggregate fair value of approximately $588.7 million at September 30, 2005, as reflected in our consolidated balance sheet and the related non-recourse debt secured by such CMBS has an aggregate amortized cost of approximately $510.4 million at September 30, 2005, as reflected in our consolidated balance sheet.

After removing the excess of the carrying amount of the CMBS pledged to secure non-recourse debt over the non-recourse debt secured by such CMBS, our adjusted book value was $17.58 per diluted common share and $17.27 per diluted common share at September 30, 2005 and December 31, 2004, respectively.  We believe adjusted book value per diluted common share provides a more meaningful measure than our book value per diluted common share because we receive no cash flows from the CMBS pledged to secure non-recourse debt that are reflected on our consolidated balance sheet and used to calculate our book value.  All cash flows related to the CMBS pledged to secure non-recourse debt are used to service the related non-recourse debt.

Adjusted book value per diluted common share (a non-GAAP financial measure) is reconciled to shareholders’ equity as follows:

	As of September 30, 2005		As of December 31, 2004
	Amount	Book Value per Diluted Common Share	Amount	Book Value per Diluted Common Share
	(in thousands)		(in thousands)

Total shareholders’ equity in conformity with GAAP	$413,505		$428,058
LESS: Liquidation value of preferred stock	(54,475)		(54,475)
Shareholders’ equity attributable to common shareholders	359,030	$22.48	373,583	$23.49
LESS: CMBS pledged to secure non-recourse debt	(588,717)	(36.87)	(625,752)	(39.34)
ADD: Non-recourse debt secured by pledge of CMBS	510,444	31.97	526,839	33.12
Adjusted shareholders’ equity attributable to common shareholders	$280,757	$17.58	$274,670	$17.27
Shares used in computing book value per diluted common share		15,968,815		15,906,650

Summary of CMBS

As of September 30, 2005, our assets include CMBS with an aggregate face amount of approximately $1.2 billion rated from AAA to D and unrated.  Certain of the CMBS assets relate to securitization transactions in which we did not surrender control of the assets and thus the assets and the associated non-recourse debt are reflected in the consolidated balance sheet.  Accordingly, the interest income from such assets and interest expense from the associated non-recourse debt are also reflected in the consolidated income statements.  However, cash flows from such assets are all required to service the debt and therefore we currently receive no cash flows from those assets.   Substantially all of our CMBS portfolio represents investments in securities issued in connection with CRIIMI MAE Trust 1 Series 1996-C1 (or CBO-1) and CRIIMI MAE Commercial Mortgage Trust Series 1998-C1 (or CBO-2).  The following is a summary of our CMBS as of September 30, 2005:

(in millions)	Fair Value	Amortized Cost	% of Total Fair Value of CMBS
CMBS Pledged to Secure Non-Recourse Debt	$588.7	$466.4	64%
Retained CMBS Portfolio	327.3	259.0	36%
Total CMBS Portfolio	$916.0	$725.4	100%

The aggregate investment by the Standard & Poor’s Rating Services (S&P) rating of the CMBS is as follows:

Security Rating	Face Amount as of 9/30/05	Weighted Average Pay Rate as of 9/30/05		Loss Adjusted Weighted Average Life as of 9/30/05 (1)	Fair Value as of 9/30/05 (7)	Discount Rate or Range of Discount Rates Used to Calculate Fair Value as of 9/30/05		Amortized Cost as of 9/30/05 (5) (6)
	(in millions)				(in millions)			(in millions)

CMBS Pledged To Secure Non-Recourse Debt
AAA (3)	$305.2	7.0%		6 years	$323.5	4.6 – 5.7%		$274.1

BBB- (4)	260.0	7.0%		8 years	265.2	6.5 – 6.8%		192.3
Total CMBS Pledged to Secure Non-Recourse Debt	565.2	7.0%		7 years	588.7			466.4

Retained CMBS Portfolio
CMBS Pledged to Secure Recourse Debt
BBB- (4)	59.0	7.0%		8 years	60.2	6.5 – 6.8%		43.6

BB+	70.9	7.0%		11 years	68.2	7.6%		49.1
	129.9				128.4			92.7

CMBS

BB	35.5	7.0%		11 years	30.7	9.1%		21.9

B+	88.6	7.0%		12 years	56.7	13.6%		48.6

B- (9)	191.7	6.8 – 8.0%		19 years	90.5	13.7 – 15.9	%(8)	79.2

CCC (2)	70.9	0.0%		—	—	—		—

D (2)(9)	106.3	N/M		22 years	9.3	15.0	%(8)	9.3

Unrated/Issuer’s Equity (2)	50.9	N/M		1 year	11.7	15.0	%(8)	7.3

	543.9				198.9			166.3
Total Retained CMBS Portfolio	673.8	4.7	%(2)	13 years	327.3			259.0

Total CMBS	$1,239.0	5.7%		9 years	$916.0			$725.4

(1)   The loss adjusted weighted average life was weighted using fair values as of September 30, 2005 and represents the weighted average expected life of the CMBS based on our current estimate of future losses.

(2)   These CMBS experience interest shortfalls when the weighted average net coupon rate on the underlying CMBS is less than the weighted average stated coupon payments on our Retained CMBS Portfolio, or for a number of other reasons.  Such interest shortfalls will continue to accumulate until they are repaid through either excess interest and/or recoveries on the underlying CMBS or a re-characterization of principal cash flows, in which case they may be realized as a loss of principal on the Retained CMBS Portfolio.  Such anticipated losses, including shortfalls, have been taken into consideration in the calculations of fair market values and yields to maturity used to recognize interest income as of September 30, 2005.  The weighted average pay rate as of September 30, 2005 reflects an annualization of cash received as of quarter end based on the face amount outstanding.  This weighted average pay rate will likely change on a periodic basis due to the volatility of interest cash flows, certain reasons of which are described herein.  The unrated/issuer’s equity CMBS from CBO-1 and CBO-2 currently do not have a stated coupon rate since these securities are only entitled to the residual cash flow payments, if any, remaining after paying the securities with a higher payment priority.  As a result, effective coupon rates on these securities are highly sensitive to the monthly cash flow payments received from the underlying CMBS that represent the collateral for CBO-1 and CBO-2.  Additionally, certain weighted average pay rates are not meaningful (N/M) due to the infrequent, volatile cash flows associated with such bonds.

(3)   In connection with CBO-2, $305.2 million (currently AAA rated) face amount of CMBS were sold with call options and $345 million (currently AAA rated) face amount were sold without call options.   Since we retained call options on certain sold CMBS, we did not surrender control of these CMBS pursuant to GAAP, and thus these CMBS are accounted for as a financing and are reflected as “CMBS Pledged to Secure Non-Recourse Debt” on the consolidated balance sheet.  See Note 6 to the consolidated financial statements for a discussion of the non-recourse debt issued in connection with this securitization transaction.

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

(5)     Amortized cost reflects approximately $4.1 million of impairment charges related to our CMBS which was recognized during the nine months ended September 30, 2005.  These impairment charges are in addition to the cumulative impairment charges of approximately $278.8 million that were recognized through December 31, 2004.  The total amortized cost of CMBS was approximately $747.2 million at December 31, 2004.

(6)     See Note 8 to the consolidated financial statements for certain tax information related to our CMBS.

(7)     As of September 30, 2005, the aggregate fair values of the CBO-1, CBO-2, Nomura and MSC 1997-WF1 bonds were approximately $13.8 million, $896.7 million, $3.8 million and $1.7 million, respectively.

(8)   As a result of the estimated loss of principal on these CMBS, or a portion thereof, the fair values and discount rates of these CMBS are based on a loss adjusted yield to maturity.  The fair values of certain B-, CCC, D rated and the unrated/issuer’s equity were derived primarily from interest cash flow and/or recoveries of prior interest shortfalls anticipated to be received since we currently assume that the full principal amount on certain of these securities will not be recovered.  See also “Advance Limitations, Appraisal Reductions and Losses on CMBS” below.  The 15.9% rate reflects a weighted discount rate applied against future contractual and loss adjusted cash flows as appropriate.

(9)   Although the principal balance of the D and certain B- rated bonds in CBO-2 are expected to be outstanding for approximately 22 years, it is not anticipated that any principal will be collected.  Cash receipts from this bond are not received on a regular basis and, when and if received, are expected to be only in the form of recoveries of prior interest shortfalls to the extent such recoveries are not directed to any securities higher in priority in the CBO-2 resecuritization or other underlying securitization.

Mortgage Loan Pool

We have $11.3 billion and $13.2 billion of seasoned commercial mortgage loans underlying our CMBS portfolio as of September 30, 2005 and December 31, 2004, respectively.  As of September 30, 2005, the commercial mortgage loans are secured by properties of the types and in the geographic locations identified below:

Property Type	9/30/05 Percentage(1)

Retail	31%
Multifamily	24%
Hotel	16%
Office	14%
Other	15%
Total	100%

Geographic Location	9/30/05 Percentage(1)

California	17%
Texas	12%
Florida	7%
Pennsylvania	6%
Other	58%
Total	100%

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

As of September 30, 2005 and December 31, 2004, specially serviced mortgage loans included in the commercial mortgage loans described above are as follows:

	9/30/05	12/31/04
	(in millions)
Specially serviced loans due to monetary default (1)	$437.8	$779.1
Specially serviced loans due to covenant default/other	47.7	41.4
Total specially serviced loans	$485.5	$820.5
Percentage of total mortgage loans	4.3%	6.2%

(1)   Includes $130.0 million and $208.6 million, respectively, of real estate owned by the underlying securitization trusts.  See the table below regarding property type concentrations for further information on real estate owned by the underlying securitization trusts.  Also includes loans transferred into special servicing for “imminent default” but where monetary default may not yet actually have occurred.

The specially serviced mortgage loans as of September 30, 2005 were secured by properties of the types and located in the states identified below:

Property Type	$ (in millions)		Percentage

Healthcare	$126.8	(1)	26%
Hotel	107.1	(1)	22%
Multifamily	71.7	(1)	15%
Retail	63.0		13%
Industrial	26.0		5%
Office	24.8		5%
Other	66.1		14%
Total	$485.5		100%

Geographic Location	$ (in millions)	Percentage

Florida	$66.4	14%
Indiana	34.6	7%
Georgia	32.0	7%
Michigan	29.6	6%
New Jersey	28.8	6%
Texas	25.2	5%
Other	268.9	55%
Total	$485.5	100%

(1)   Approximately $10.0 million, $70.7 million and $13.7 million, respectively, represent real estate owned by the underlying securitization trusts.

The following table provides a summary of the change in the balance of specially serviced loans from December 31, 2004 to September 30, 2005:

(in millions)
Specially Serviced Loans (unpaid principal balance) at December 31, 2004	$820.5
Transfers out of special servicing	(494.0)
Transfers in due to monetary default	173.1
Transfers in due to covenant default and other	11.7
Loan amortization (1)	(22.9)
Other	(2.9)
Specially Serviced Loans at September 30, 2005	$485.5

(1)   Represents the reduction of the scheduled principal balances due to borrower payments or, in the case of loans in monetary default, advances made by master servicers.

The Shilo Inn loans, consisting of 23 mortgage loans with an aggregate principal balance of $134.5 million spread across three CMBS transactions and secured by 23 hotel properties in the West and Pacific Northwestern states, were returned to the respective master servicers as “corrected loans,” effective June 30, 2005.  Subsequently, one pool of 13 mortgage loans totaling $60 million was transferred back to special servicing by the master servicer in August 2005 for “imminent default.”  The borrowers continue to express concerns regarding the operating performance of the properties securing such loans.  We are exploring alternatives to fully resolve these specially serviced loans in the best interest of the securitization trusts’ certificateholders.  There can be no assurance that any of the performing mortgage loans, including corrected loans, in the mortgage loan pool underlying our CMBS will continue to perform under their terms.  Distributions on our Retained CMBS Portfolio, and the related fair value of the Retained CMBS Portfolio, will continue to be impacted by, among other things, the borrowers’ performance under the terms of the performing and corrected mortgage loans underlying our CMBS and the master servicers’ compliance with their advancing obligations under the terms of the agreements governing the securitization trusts.

Advance Limitations, Appraisal Reductions and Losses on CMBS

We experience shortfalls in expected cash flow on our CMBS prior to the recognition of a realized loss primarily due to servicing advance limitations resulting from appraisal reductions, advance limitation, and/or expenses and other shortfalls specific to certain trusts.  An appraisal reduction event can result in reduced master servicer principal and interest advances based on the amount by which the sum of the unpaid principal balance of the loan, accumulated principal and interest advances and other expenses exceeds 90% (in most cases) of the newly appraised value of the property underlying the mortgage loan.  As the holder of the lowest rated and first loss bonds, our bonds are the first to experience interest shortfalls as a result of the reduced advancing requirement.  In general, the master servicer can advance up to a maximum of the difference between 90% of the property’s appraised value and the sum of accumulated principal and interest advances and expenses.  The ultimate disposition or work-out of the mortgage loan may result in a higher or lower realized loss, or no loss, on our Retained CMBS Portfolio than the calculated appraisal reduction amount.  Total appraisal reductions as of September 30, 2005 for the CMBS transactions in which we retain an ownership interest as reported by the underlying trustees or as estimated by us were approximately $20.9 million, $89.9 million and $8.9 million for CBO-1, CBO-2 and Nomura, respectively, for a total of $119.7 million.

Certain CMBS from the CBO-1, CBO-2 and Nomura transactions are expected to experience principal write-downs over their expected lives.  The following table summarizes the actual realized losses on our CMBS through September 30, 2005 (including realized mortgage loan losses expected to pass through to our CMBS during the next month) and the expected future real estate losses underlying our CMBS, including real estate losses which may be realized outside of our CMBS ownership.

	CBO-1	CBO-2	Nomura	Total
	(in thousands)
Years 1999 through 2003 actual realized losses	$27,834	$92,510	$2,721	$123,065
Year 2004 actual realized losses	44,967	70,529	7,519	123,015
Actual realized losses, January 1 through September 30, 2005	12,151	76,966	6,442	95,559
Cumulative actual realized losses through September 30, 2005	84,952	240,005	16,682	341,639

Expected loss estimates through the remainder of year 2005	14,515	30,766	615	45,896
Expected loss estimates for the year 2006	8,996	89,219	15,251	113,466
Expected loss estimates for the year 2007	1,775	16,380	4,564	22,719
Expected loss estimates for the year 2008	1,491	9,025	2,542	13,058
Expected loss estimates for the year 2009	1,357	9,484	2,083	12,924
Expected loss estimates for the remaining life of CMBS	6,403	36,760	6,427	49,590
Cumulative expected loss estimates (including cumulative actual realized losses) through life of CMBS	$119,489	$431,639	$48,164	$599,292

We decreased our overall expected loss estimate related to our subordinated CMBS from approximately $628 million as of December 31, 2004 to $599 million as of September 30, 2005, with such total losses occurring or expected to occur through the life of the CMBS portfolio.  This reduction to the overall expected loss estimate includes, among other things, changes in the actual and/or anticipated amount and timing of resolution and disposition of certain specially serviced assets.  Additionally, our estimates of overall expected losses include estimates of future loss exposure which relate in part to underlying mortgage loans, including “corrected” mortgage loans, which are performing today, but which we expect may default at some point in the future, at which time we estimate that losses may occur.  Such estimates are subject to change as market conditions change.  Certain regions of the country have experienced severe property damage due to hurricanes Katrina, Rita and Wilma and other weather related and natural disaster events.  While our loss estimates related to our subordinated CMBS have incorporated our current estimate of future loss exposure on the performing mortgage loans underlying our CMBS due to such weather related and other natural disasters based on available information known to us at the time of this report, such estimates are subject to change.

There can be no assurance that our overall expected loss estimate of $599 million, as of September 30, 2005, will not be exceeded as a result of additional or existing events or circumstances including other weather-related or natural disaster events.

Yield to Maturity

The following table summarizes yield-to-maturity information relating to our CMBS:

	Anticipated Yield-to- Maturity as of 1/1/05 (1)	Current Anticipated Yield-to- Maturity as of 10/1/05 (1)

CMBS Pledged to Secure Non-Recourse Debt	10.4%	11.1%
Retained CMBS Portfolio	15.8%	16.7%
Weighted Average	12.3%	13.1%

(1)   Represents the anticipated weighted average yield, based on amortized cost, over the remaining expected life of the CMBS based on our estimate of the timing and amount of future credit losses and other significant items that are anticipated to affect future cash flows.

Summary of Other Assets

Portfolio Investment

As of September 30, 2005 and December 31, 2004, our non-core assets consisted primarily of cash and cash equivalents, Other MBS, insured mortgage securities, mezzanine loans, principal and interest receivables and CMSLP’s other assets.  Investments in other MBS increased from December 31, 2004 compared to September 30, 2005 as we made additional purchases.  Receivables and other assets declined at September 30, 2005 as compared to December 31, 2004 primarily due to a reduction in CMSLP’s servicing-related advances receivable.  As of September 30, 2005 and December 31, 2004, CMSLP’s other assets consisted primarily of advances receivable, investments in CMBS and interest-only MBS, and fixed assets.  The servicing other assets decreased by approximately $2.4 million from $8.1 million at December 31, 2004 to $5.7 million at September 30, 2005, primarily resulting from a decrease in advances receivable.

We had $2.8 million and $37.8 million (in each case, at fair value) invested in insured mortgage securities as of September 30, 2005 and December 31, 2004, respectively.  The reduction in total fair value is attributable to significant prepayments of insured mortgage securities.

Summary of Liabilities

Portfolio Investment

As of September 30, 2005 and December 31, 2004, our liabilities consisted primarily of debt, accrued interest and accrued payables.  Total debt decreased by approximately $46.3 million to $583.7 million as of September 30, 2005 from $630.0 million as of December 31, 2004 primarily due to the payment of non-recourse debt secured by pledge of insured mortgage securities resulting from significant prepayments of the underlying mortgages.

Dividends/Other

No cash dividends were paid to common stockholders during the nine months ended September 30, 2005.

On September 30, 2005, we paid cash dividends of $0.68 per share of Series B Preferred Stock to stockholders of record on September 19, 2005.  As of September 30, 2005, there were no accrued but unpaid preferred dividends.

Contractual Obligations

We have entered into employment agreements with two of our senior executive officers.  The provisions of the employment agreements include minimum annual base salaries, guaranteed minimum cash bonus payments, and restricted stock awards and stock bonuses.  These contracts are primarily “at will” employment agreements, under which we or the executive may terminate employment for any reason or no reason.  If we terminate the employment of any of these executives without cause, then we are obligated to pay the executive as specified in the contract.  Under the employment agreements, minimum aggregate severance payments payable by us through December 31, 2005 would be no more than approximately $1.2 million.

We entered into a consulting agreement dated as of September 2, 2005, with our former Executive Vice President – Asset Management, Stephen M. Abelman, to provide certain asset management and other consulting services to us.  Under such consulting agreement, we have agreed to pay such former executive semi-monthly installments of $15,000 through June 30, 2006 for up to 20 hours per week and $375 per hour for excess hours worked as calculated pursuant to the terms of the consulting agreement.

We entered into change in control agreements with four of our senior executive officers and one former executive officer which provide for certain payments upon the termination of such officer’s employment by us without cause or by such officer for “good reason” following a “change in control” of CRIIMI MAE Inc. (each as defined in the agreement).  Aggregate payments under the change of control agreements would approximate $7.8 million, excluding items such as prorated guaranteed minimum cash bonus payments pursuant to these executives’ respective employment agreements.  Such aggregate payments have not been accrued as of September 30, 2005 because no change of control has occurred as of this date.

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

To qualify for the Investment Company Act exclusion, we, among other things, must maintain at least 55% of our assets in Qualifying Interests (the 55% Requirement) and are also required to maintain an additional 25% in Qualifying Interests or other real estate-related assets (Other Real Estate Interests and such requirement, the 25% Requirement).  According to the most recent SEC staff interpretations, we believe that all of our government-insured mortgage securities constitute Qualifying Interests.  In accordance with current SEC staff interpretations, we believe that all of our CMBS constitute Other Real Estate Interests and that certain of our CMBS also constitute Qualifying Interests.  On substantially all of our CMBS, we, along with other rights, have the unilateral right to direct foreclosure with respect to the underlying mortgage loans.  Based on such rights and our economic interest in the underlying mortgage loans, we believe that the related CMBS constitute Qualifying Interests.  As of September 30, 2005, we believe that we were in compliance with both the 55% Requirement and the 25% Requirement.  If the SEC or its staff were to take a different position with respect to whether such CMBS constitute Qualifying Interests, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could have a material adverse effect on us.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk is exposure to changes in interest rates related to the U.S. Treasury market as well as the LIBOR market.  We will experience fluctuations in the market value of our mortgage assets related to changes in the yields of U.S. Treasury securities as well as changes in the spread between U.S. Treasury securities and the mortgage assets and overall required returns.  The combination of the risk free rate (U.S. Treasury yields) and the related spread is the discount rate used to determine the fair value of our mortgage assets.  As of September 30, 2005, the average U.S. Treasury rate used to price our Subordinated CMBS, excluding generally the B- through unrated/issuer’s equity CMBS, had increased by approximately 10 basis points compared to December 31, 2004.  As of September 30, 2005, credit spreads used to price certain of our Retained CMBS Portfolio tightened slightly, compared to December 31, 2004.  The fair values of our B- through unrated/issuer’s equity CMBS are determined, generally, using a discounted cash flow approach applied to loss adjusted cash flows and a yield to maturity, which, in our view, is commensurate with the market’s perception of value and risk of comparable assets.   As described above, interest rates and spreads, which are reflective of the credit fundamentals of the underlying commercial real estate assets, impact the fair values of our CMBS.  We will also have fluctuations in the amount of interest expense paid on certain of our recourse debt primarily due to changes in one-month LIBOR.

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

If we assumed that the discount rate used to determine the fair values of our CMBS (AAA through unrated bonds) increased by 100 basis points and 200 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the fair values of our total CMBS (AAA through unrated bonds) of approximately $48.1 million (or 5.3%) and approximately $92.6 million (or 10.1%), respectively, as of September 30, 2005.  A 100 basis point and 200 basis point increase in the discount rate would have resulted in a corresponding decrease in the value of our Retained CMBS Portfolio (portion of BBB- through unrated bonds) of approximately $18.6 million (or 5.7%) and $35.6 million (or 11.0%), respectively, as of September 30, 2005.

Variable Rate Debt

A 100 basis point increase in the one-month LIBOR index would not have a significant impact on our quarterly interest expense based on our variable rate debt outstanding as of September 30, 2005.  The carrying amount of our variable rate debt approximates fair value because the current rate on the debt resets monthly based on market rates.

Derivatives

On August 6, 2004, we entered into an interest rate swap in which we agreed to pay Deutsche Bank a fixed interest rate of 4.70% per annum in exchange for receiving floating payments based on one-month LIBOR, each based on a notional amount of $40 million over a 10-year term.  The fair value of this swap was a liability of approximately $0.2 million at September 30, 2005.  A 100 and 200 basis point increase in one-month LIBOR index would decrease our net cash payments by approximately $400,000 and $800,000, respectively, per year.  A 100 and 200 basis point change in the $40 million notional amount would cause the fair value of this swap to change by approximately $2.8 million and $5.6 million, respectively.

On October 18, 2005, we entered into agreements to become the fixed rate payer in two, forward starting 10-year interest rate swaps. The aggregate notional amount of these two swaps is $200 million and require the Company to pay a fixed rate of 4.885% in exchange for receiving floating payments based on one-month LIBOR, each calculated on the notional amount.  The swaps have an effective date of April 3, 2006, and an end date of April 3, 2016. The Company and the swap counterparty are not required to begin exchanging monthly payments until May 3, 2006.

These swaps contain a daily mark-to-market provision which requires us to post additional collateral if the value of the swaps should decline by more than $500,000 from the then current collateralized value, as determined by the counterparty in its sole discretion.  Swap values vary directly with changes in U.S treasury interest rates with comparable maturities. Generally, if comparable U.S Treasury interest rates decline, the value of the swaps will also decline, and if comparable U.S. Treasury interest rates increase, the value of the swaps will increase. A change in U.S. Treasury interest rates of 100 basis points results in an approximate change in the aggregate value of these swaps of $15.1 million.

Insured Mortgage Securities

There would not be a material change in the fair values of our insured mortgage securities if we assumed that the discount rate used to determine the fair values increased by 100 basis points and 200 basis points as of September 30, 2005 since the underlying mortgages are generally prepayable and have an assumed weighted average life of less than one year.

ITEM 4.          CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange

Act”).  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective.

There has been no change in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the fiscal quarter ending September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.  There can be no assurance that there will continue to be no change in our internal controls over financial reporting in the future, due primarily to recent and possible future employee attrition resulting from our previously announced exploration of strategic alternatives and the recently announced execution of a merger agreement.

PART II

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2005	—	$—	—	—
August 1 – August 31, 2005	—	—	—	—
September 1 – September 30, 2005	5,994	$19.27	—	—

ITEM 6.          EXHIBITS

EXHIBITS

Exhibit No.	Description

4.1

Fourth Amendment to Rights Agreement, dated as of October 6, 2005, by and between CRIIMI MAE Inc. and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 6, 2005).

10.1

Agreement and Plan of Merger, dated as of October 6, 2005, among CRIIMI MAE Inc., CDP Capital-Financing Inc. and Cadim W.F. Co. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated October 7, 2005).

10.3	Amendment to Employment Agreement as amended, of Mark R. Jarrell, dated as of October 6, 2005 (filed herewith).

10.4	Amendment to Employment Agreement of Cynthia O. Azzara, dated as of October 6, 2005 (filed herewith).

10.5

Separation Agreement and General Release, dated as of September 2, 2005, by and among CRIIMI MAE Inc., CRIIMI MAE Management, Inc., CRIIMI MAE Services Limited Partnership and Stephen M. Abelman (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 9, 2005).

10.6

Consulting Agreement, dated as of September 2, 2005, by and between CRIIMI MAE Inc. and Stephen M. Abelman (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 9, 2005).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 from Barry S. Blattman, Chairman of the Board and Chief Executive Officer (Furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 from Cynthia O. Azzara, Executive Vice President, Chief Financial Officer and Treasurer (Furnished herewith).

99.1	Special Serviced Loan Report relating to specially serviced loans underlying the Company’s CMBS as of September 30, 2005 (filed herewith).

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CRIIMI MAE INC.

November 7, 2005	/s/ Cynthia O. Azzara
DATE	Cynthia O. Azzara
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Accounting Officer)